Form 10-Q
period 1995-01-31
AEQUITRON MEDICAL INC
filed 1995-03-09
CIK 736970

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

For quarterly period ended January 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11571


                           AEQUITRON MEDICAL, INC.
      (Exact name of small business issuer as specified in its charter)

MINNESOTA                                            41-1359703
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                           14800 28th Avenue North
                          Plymouth, Minnesota 55447
                  (Address of principal executive offices)
                                 (Zip Code)

                                612/557-9200
              (Issuer's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  X     No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--4,842,800 Shares as of January 31,
1995

                                    INDEX


                           AEQUITRON MEDICAL, INC.


Part I.   Financial Information                                 Page No.

Item 1.     Financial Statements.

            Condensed Consolidated Balance Sheets--
             January 31, 1995 and April 30, 1994.                 3-4

            Condensed Consolidated Statements of
             Income for the Nine Months ended
             January 31, 1995 and 1994.                             5

            Condensed Consolidated Statements of
             Cash Flows for the Nine Months ended
             January 31, 1995 and 1994.                             6

            Notes to Consolidated Financial Statements
            - January 31, 1995.                                     7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                          8-10


Part II.  Other Information

Item 1.     Legal Proceedings                                      11

Item 2.     Changes in Securities                                  11

Item 3.     Defaults Upon Senior Securities                       11

Item 4.     Submission of Matters to a Vote of
             Security Holders                                      11

Item 5.     Other Information                                      11

Item 6.     Exhibits and Reports on Form 8-K                    11-12


Signatures                                                         13

                      PART I.  FINANCIAL INFORMATION
                           AEQUITRON MEDICAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                           January 31,      April 30,
                                           1995             1994
                                           (Unaudited)
ASSETS
Current Assets:
 Cash                                      $ 4,340,700       $ 2,375,200
 Accounts receivable                         5,014,300         4,036,600
 Inventories                                 2,780,400         2,669,600
 Prepaid expenses                              356,400           298,200
 Deferred income taxes                         582,300           624,100
   Total Current Assets                    $13,074,100       $10,003,700

Property and equipment
 Buildings                                     650,900           648,700
 Equipment                                   4,153,600         4,396,600
 Leasehold improvements                         26,800            26,800
                                             4,831,300         5,072,100
Less allowances for depreciation            (3,390,600)       (3,601,400)
                                             1,440,700         1,470,700

Other Assets
 Goodwill, net of accumulated
  amortization of $2,448,000 at
  January 31, 1995 and $2,232,000
  at April 30, 1994                          1,861,500         2,077,500
 Demonstration, evaluation and
  rental equipment                             914,900         1,178,300
 Other assets                                   41,700           587,800
                                             2,818,100         3,843,600

Total Assets                               $17,332,900       $15,318,000

                          AEQUITRON MEDICAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)


                                           January 31,       April 30,
                                           1995              1994
                                           (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                           $  931,600       $   915,900
 Employee compensation                       1,180,300           589,200
 Commissions payable                           546,500           421,200
 Other liabilities and accrued
  expenses                                   1,021,800         1,252,400
 Current maturities of long-term
  debt                                          20,500            54,200
 Income taxes payable                           58,800             -
   Total Current Liabilities                 3,759,500         3,232,900

Long-term debt                                  69,300            85,700


Shareholders' Equity:
 Preferred stock, no par value per
  share; authorized 4,000,000; issued
  and outstanding - none
 Common stock, par value $.01 per
  share; authorized 15,000,000
  shares; issued January 31, 1995--
  4,842,800 shares; April 30, 1994--
  4,792,600 shares                              48,400         47,900
Additional paid-in capital                   5,940,100      5,834,500
Retained earnings                            7,515,600         6,117,000
                                            13,504,100        11,999,400


Total Liabilities & Shareholders'
 Equity                                    $17,332,900       $15,318,000

         AEQUITRON MEDICAL, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                      (Unaudited)

                                     Three Months Ended January 31,             Nine Months Ended January 31,
                                         1995                1994                  1995                 1994
                                              % of                % of                 % of                 % of
                                     Amount   Sales    Amount     Sales      Amount    Sales     Amount     Sales
Net sales                        $ 7,298,900  100.0% $6,864,200   100.0%   $23,461,200 100.0%  $19,242,800  100.0%
Cost of sales                      3,363,000   46.1%  3,274,000    47.7%    10,685,600  45.5%    9,559,700   49.7%
                                   3,935,900   53.9%  3,590,200    52.3%    12,775,600  54.5%    9,683,100   50.3%

Operating Expenses:
 Selling & marketing               1,495,600   20.5%  1,501,500    21.9%     4,525,200   19.3%    4,323,000   22.5%
 General & administrative          1,148,500   15.7%    955,200    13.9%     3,763,000   16.0%    3,200,700   16.6%
 Research & development              586,900    8.0%    458,800     6.7%     2,390,400   10.2%    1,332,600    6.9%
Interest                               1,300    0.0%      5,500     0.1%        23,800    0.1%      23,900    0.1%
Other income                         (80,000)  (1.0)%    (40,400)  (0.6)%     (219,700)  (0.9)%    (98,900)  (0.5)%
Disposal of oxygen
 concentrator product line                 0    0.0%          0     0.0%             0   0.0%      750,000    3.9%
   Total                         $ 3,152,300   43.2% $2,880,600    42.0%   $10,482,700  44.7%  $ 9,531,300   49.5%

Income before cumulative
 effect of accounting change         783,600   10.7%    709,600    10.3%     2,292,900   9.8%      151,800    0.8%

Income taxes                         305,600    4.2%    325,800     4.7%       894,300   3.8%       88,800    0.5%
Income before cumulative
 effect of accounting change          478,000   6.5%    383,800     5.6%     1,398,600    6.0%      63,000    0.3%

Cumulative effect of change
 in method of accounting for
 income taxes                              0    0.0%           0    0.0%             0   0.0%      (92,600)  (0.5%)

Net income (loss)                $   478,000    6.5% $  383,800     5.6%   $ 1,398,600    6.0% $   (29,600)  (0.2%)

Earnings per share:

Income before cumulative
 effect of accounting change     $.09                $.08                  $.27                $.01

Cumulative effect of accounting
 change                          $.00                $.00                  $.00               ($.02)

Net income (loss) per share      $.09                $.08                  $.27               ($.01)

Weighted average number
 of shares outstanding           5,165,100           4,797,600             5,093,300           4,776,300

                              AEQUITRON MEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                               NINE MONTHS ENDED JANUARY 31,
                                                1995                   1994

OPERATING ACTIVITIES
 Net income (loss)                             $1,398,600           $  (29,600)
 Adjustments to reconcile to net
  cash provided by operating
  activities:
    Depreciation                                  364,500              346,900
    Amortization of goodwill and
     other intangible assets                      762,000              280,300
    Provision for losses on
     accounts receivable                           67,400              131,100
    Provision for deferred
     income taxes                                  48,100             (152,600)
    Loss on sale of assets                          9,100                5,100
    Change in operating assets
     and liabilities:
      Accounts receivable                      (1,045,100)              81,500
      Inventories                                (110,800)             695,600
      Rental equipment                            263,400               23,400
      Accounts payable                             15,800              101,200

      Other assets and liabilities             $  480,000           $ (413,300)


 NET CASH PROVIDED BY OPERATIONS               $2,253,000           $1,896,200


INVESTING ACTIVITIES
 Purchases of property, plant
  and equipment                                  (351,000)            (250,000)
 Proceeds from disposals of
  property and equipment                            7,500                1,300
 Increase in other assets                               0             (500,000)
   NET CASH USED IN
    INVESTING ACTIVITIES                       $ (343,500)          $ (748,700)


FINANCING ACTIVITIES
 Proceeds from short term borrowings                    -              394,000
 Payments on short term borrowings                      -             (394,000)
 Reductions of long term debt                     (50,100)            (108,200)
 Net proceeds from exercise of stock
  options and sales of common stock               106,100               11,400
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       $   56,000           $  (96,800)

   NET INCREASE IN CASH                        $1,965,500           $1,050,700

CASH AT BEGINNING OF PERIOD                    $2,375,200           $  136,600

CASH AT END OF PERIOD                          $4,340,700           $1,187,300

                           AEQUITRON MEDICAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


January 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1994.

NOTE B--INVENTORIES

The major classes of inventories consist of the following:


                                   January 31,            April 30,
                                   1995                   1994

Raw Materials                      $1,424,100             $1,517,700
Work In Progress                      890,900                707,400
Finished Goods                        465,400                444,500
                                   $2,780,400             $2,669,600

                          AEQUITRON MEDICAL, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations for the third quarter ended January 31, 1995, versus the third quarter ended January 31, 1994, and analysis of financial condition as of January 31, 1995 compared to the fiscal year ended April 30, 1994.

RESULTS OF OPERATIONS


Net Sales

Net sales for the quarter ended January 31, l995, totaled $7,298,900, which represents a 6.3% increase from the $6,864,200 in net sales reported for the comparable period of the prior year. Sales of $23,461,200 for the current nine months represent a 21.9% increase from the $19,242,800 in net sales for the comparable period of a year ago.

The sales results reflect an increase in both the apnea monitor and ventilator product lines domestically and the ventilator line internationally. These increases are attributable to a higher domestic demand (one competitor discontinued manufacturing units domestically) for the ventilator as well as a continuing requirement from the Company's German-based OEM distributor, Dragerwerk. The monitor has had increased demand as customers replace non-memory units with memory and Abbey Healthcare Group has made significant monitor purchases to replace rented units. Sales for these product lines are expected to exceed prior year levels for the remainder of the year.

The Company's Crow River Industries subsidiary sales for the current nine months represent a 17.7% increase for the comparable period of the prior year. Crow River sales are expected to remain strong for the balance of the fiscal year.


Cost of Sales

Gross margins as a percentage of net sales for the quarter ended January 31, 1995, increased to 53.9% from 52.3% for same period in fiscal 1994. For the nine months ended January 31, 1995, gross margins increased to 54.5% from 50.3% for the same period a year ago. The increase in gross margin is the result of increased production levels in each product line for the first nine months, a charge of $150,000 related to a product recall during the first quarter of fiscal 1994 and the favorable effect of the discontinuation of the lower margin oxygen concentrator product line. Margin levels are expected to remain at current levels for the balance of the fiscal year.
Operating Expenses

Selling and marketing expense for the quarter ended January 31, l995, decreased $5,900, or .4% compared to the third quarter of last year. As a percentage of net sales, these expenses decreased to 20.5% from 21.9% last year. On a year to date basis, selling and marketing expense increased $202,200 and represented 19.3% of net sales for the current nine months compared to 22.5% for the same period last year. The significant decrease as a percentage of sales reflects the effect of the 21.9% increase in sales. Fixed sales and marketing expenses are expected to continue at the current level for the remainder of the fiscal year.

General and administrative expense for the quarter ended January 31, l995, increased $193,300, or 20.2%, over the third quarter of last year. As a percentage of sales, expenses for the quarter increased to 15.7% from 13.9% for the same period last year. On a year to date basis, general and administrative expenses increased $562,300 and represent 16.0% of net sales compared to 16.6% for the comparable period last year. The increase for the quarter and year to date is due to higher professional service costs and additional employee benefits incurred in fiscal 1995 as compared to fiscal 1994. The rise in professional expenses is the result of internal company-wide programs to improve productivity and operations. General and administrative expenses are also expected to remain at current levels for the remainder of the fiscal year.

Research and development expense for the quarter ended January 31, l995, increased $128,100, or 27.9%, compared to the same period last year. For the nine months ended January 31, 1995, expenses increased $1,057,800 as compared to the first nine months of fiscal 1994. As a percentage of net sales, expenses increased to 8.0% from 6.7% for the quarter and 10.2% from 6.9% for the current nine month period. The increase in research and development expense for the quarter and year to date reflects additional product development project expenses. The year to date expense also includes a one-time charge of $500,000 in connection with the termination of a license agreement with Adahan, Inc. Research and development expenditures are expected to decrease for the balance of the fiscal year as expenses related to the license agreement cease and the replacement project development expenses are expected to be less than prior levels.

Interest expense for the quarter ended January 31, l995, decreased by $4,200 from the third quarter of fiscal 1994. On a year to date basis, interest expenses were level with the comparable period last year. Interest expense is expected to remain at its current level for the remainder of the fiscal year. Other income for the quarter increased by $39,600 and $120,800 for the current nine months compared to the same period last year. The increase is due to additional earnings on investments and accounts payable discounts.


Net Income Comparison

Net income for the quarter ended January 31, l995 was $478,000, which represents a $94,200 increase from the net income reported for the third quarter last year. Net income for the nine months ended January 31, 1995, was $1,398,600 compared to a loss of $29,600 for the same period last year. Net income for the three and nine months ended January 31, 1995, was $.09 and $.27 per share, respectively, compared to net income of $.08 and a net loss of $.01 per share for the comparable periods last year. The effective tax rate of 39% for the nine months ended January 31, 1995, was slightly lower than recent historical levels due to increased earnings lessening the impact of non-deductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $4,340,700 at January 31, 1995, from $2,375,200 at April 30, 1994. Operating activities provided net cash of $2,253,000 during the nine months ended January 31, 1995, compared to $1,896,200 for the comparable prior year nine month period. During the first nine months of fiscal 1995, the Company used $50,100 to pay down long-term debt and $351,000 to purchase capital equipment. These funds were provided from operations by a decrease in rental inventory and other assets with an increase in accounts payable and other liabilities for a total of $759,200 and were offset by an increase in accounts receivable and inventory of $1,155,900. Capital equipment expenditures for the balance of the fiscal year are expected to be approximately $375,000.

The Company renewed its existing line of credit, which matured on September 30, 1994. The Company believes that internally generated funds and existing borrowing potential will provide sufficient working capital to meet all anticipated cash needs and capital equipment requirements for the foreeseable future.
PART II


Item 1.     Legal Proceedings

            On January 18, 1995, Adahan, Inc. of Israel served on the Company a Demand for Arbitration in New York City under the rule of the American Arbitration Association. Adahan is seeking $21,650,000 in loss of anticipated royalty payments and $500,000 for failure to pay for delivery of special tooling. Adahan is also requesting an injunction against the Company from using the know-how or technology received from Adahan and the return of miscellaneous property. The Company intends to file an answer and counterclaim seeking a refund of the $500,000 paid to Adahan plus expenses incurred on the project due to product inadequacies and documentation substantially below that required for submission to the FDA.

Item 2.     Changes in Securities

            No changes have been made in any registered securities.

Item 3.     Defaults on Senior Securities

            No event constituting a default has occurred with respect to any senior security of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of securities holders during the third quarter of fiscal year 1995.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

             (a)   Exhibit 11 is filed with this Form 10-Q.

             (b) No reports on Form 8-K were filed during the quarter ended January 31, 1995.

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AEQUITRON MEDICAL, INC.
                                   (Registrant)



Dated:  March 8, 1995              By/s/ James B. Hickey, Jr.
                                   James B. Hickey, Jr.
                                   President and Chief Executive Officer


Dated:  March 8, l995              By/s/ William M. Milne
                                   William M. Milne
                                   Chief Financial Officer