Form 10-K
period 1995-04-30
AEQUITRON MEDICAL INC
filed 1995-07-31
CIK 736970

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1995
                         Commission file number 0-11571
                      ------------------------------------

                            AEQUITRON MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                        14800 TWENTY EIGHTH AVENUE NORTH
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)

     INCORPORATED UNDER THE LAWS                   IRS IDENTIFICATION NUMBER
      OF THE STATE OF MINNESOTA                             41-1359703

                                 (612) 557-9200
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)
                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
     The issuer's revenues for 1995, its most recent fiscal year, were $30,802,300.
     The aggregate market value of the Company's common stock held by nonaffiliates of the Company on July 24, 1995 computed at the NASDAQ National Market System closing price of $6.00 was $17,365,374.
     The Company has one class of equity securities outstanding: common stock, $.01 par value per share. On July 24, 1995, there were 4,854,762 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's definitive proxy statement for its 1995 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Aequitron Medical, Inc. (the "Company" or "Aequitron") is primarily engaged in the development, manufacture and distribution of medical electronic devices for home health care and hospital use. The Company was formed as a Minnesota corporation on May 8, 1980. The Company's medical electronic products include electronic equipment and related accessories for monitoring and analyzing respiration and heart rate data for infants considered susceptible to episodes of apnea, a line of ventilator products used to assist respiration in patients suffering from chronic obstructive pulmonary disease or other breathing difficulties, and sleep disorder diagnostic products.

     The Company, through its Crow River Industries, Incorporated subsidiary ("Crow River"), also manufactures and sells wheelchair lifts, securement systems and automobile hand controls for the mobility-impaired.

     In June 1995, the Company acquired a line of products and inventory for the diagnosis of sleep disorders. As a result of the acquisition, the Company now designs, manufactures and markets computer-based diagnostic devices for sleep disorders such as sleep apnea (the cessation or interruption of breathing during sleep), insomnia and narcolepsy. The products produced include (i) a sleep lab product line, SLEEPLAB(R), which records, processes and permits analysis of comprehensive sleep study data, (ii) a portable sleep staging device, the Sleep I/T(R), (iii) a portable recording device, the PolyG(R), for in-home sleep apnea testing, (iv) a portable recording device, ApneaScreen(TM) I and II, marketed internationally, and (v) Matrix Sleep(TM), a Windows(R)-based sleep analysis software package.

INFANT APNEA PRODUCTS

     The Company designs, manufactures and markets monitors intended to detect apnea, bradycardia (an abnormally low heart rate) and tachycardia (an abnormally fast heart rate) in infants. Apnea incidents are generally considered to be a contributing factor of Sudden Infant Death Syndrome ("SIDS"), commonly referred to as "Crib Death." Although it is presently impossible to predict precisely which infants are susceptible to SIDS due to apnea, it is known statistically that certain categories of infants have a higher incidence of SIDS. These categories include infants with low birth weights, premature infants, infants with siblings who have had apnea-related problems or have succumbed to SIDS, and infants who have experienced apnea episodes and survived.

     The Company's principal products in this area are its Model 9500/9550 respiration/heart rate memory monitors (the "Model 9500/9550 Memory Monitors"), which are designed to be used in homes and hospitals. The Model 9500/9550 Memory Monitors, which were introduced in May 1989, have respiration and heart rate monitoring capabilities as well as internal recording capabilities. The Company has manufactured and marketed respiration/heart rate monitors since June 1982. Additionally, the Company offers the Model 9216 respiration/heart rate monitor used in hospital monitoring.

     Since June 1990 the Company has also been selling the Model 9101 multi-channel recording and analysis system (the "Model 9101"), which is a diagnostic device designed to assist physicians in managing patients of all ages who experience breathing disorders while sleeping. A portable version of the Model 9101 was introduced in July 1991 for home or hospital use.

     The Company's infant apnea-related products and accessories accounted for approximately 27%, 28% and 33% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively.

Model 9500/9550 Respiration/Heart Rate Memory Monitors

     The Model 9500/9550 Memory Monitors are portable monitoring devices which are attached by placing a padded belt holding electrodes around the infant's torso in the correct position on the infant's skin. Model 9500/9550 Memory Monitors are used to monitor the infant's respiratory and cardiac functions and are intended to sound an alarm when these detected functions deviate from norms established by the physician for that infant. The alarm can be set for apnea, tachycardia and bradycardia events. The alarm normally alerts the parents or caregiver in attendance of the possible need to stimulate the infant or take other appropriate action.

     Model 9500/9550 Memory Monitors have capabilities so that information on apnea, bradycardia or tachycardia events is recorded internally and can be printed out at a later time in graphic format. Both the Model 9500 and 9550 Memory Monitors record on/off times and provide a complete log, a summary report of what happened during the monitoring period, and a compliance graph and event histograms. The information generated provides clinicians with compliance patterns, objective alarm verification data, and assistance in determining monitor discontinuance. The Model 9550 Memory Monitor also interfaces with a pulse oximeter which measures pulse rate and blood oxygen saturation level.

     Recorded information can be transmitted by telephone or by a direct connection from the Model 9500/9550 to a compatible PC. Report generator software analyzes the data received and provides the physician with a printed copy of the recorded data.

     The Model 9500/9550 Memory Monitors, which have been designed for both hospital and home use, are used primarily for the monitoring of infants in the home. Monitoring at home is less expensive than hospitalization and has proven to be a cost-effective alternative to hospital monitoring when the necessary training, service and supervision for in-home use are available.

     The Company sells its products primarily to home health care dealers, who in turn rent or sell units to families of infants who have been diagnosed as susceptible to apnea. The expense of the monitor is generally covered by third party payors.

     The Company also has a series of accessories that may be used with Model 9500/9550 Memory Monitors or may be sold separately. These include remote alarms, a digital ratemeter, an impedance tester, cables, carrying cases and a variety of electrodes.

Model 9216 Respiration/Heart Rate Monitor

     In February 1988, the Company introduced and sold its first Model 9216 Respiration/Heart Rate Monitor, which is designed to meet the needs of hospitals that monitor both adult and pediatric patients. The Model 9216 is portable (7 lbs.), contains an eight-hour rechargeable battery and displays the patient's heart and respiration rates. The Model 9216 is used in a number of cardiorespiratory monitoring applications, such as in neonatal intensive care units, patient transport and recovery rooms.

Model 9101 Recording and Analysis System

     In June 1990, the Company introduced the Model 9101, a multi-channel recording and analysis system which can be used in conjunction with the Company's respiration/heart monitors. This diagnostic device has been designed to help physicians manage patients of all ages who experience breathing disorders while sleeping. It records and analyzes eight physiological parameters including the patient's respiration, EKG, air flow, blood oxygen saturation and esophageal pH. The Model 9101 processes the recorded data through a sophisticated software program for analysis. The Model 9101 has been designed for use in sleep or breathing disorder laboratories and in neonatal and pediatric intensive care units. A portable version of the Model 9101 was introduced in July 1991 for both home and hospital use.

PORTABLE COMPACT VENTILATORS

     In August 1986, the Company purchased for $6 million all the outstanding stock of Life Products, Inc. ("Life Products"), a Colorado-based corporation engaged in the manufacture and sale of portable breathing assistance devices. With the acquisition of Life Products, the Company began to manufacture a line of compact, portable breathing assistance devices and related accessories for use in home, hospital, nursing facility and patient transport settings. The devices are used to assist and monitor respiration in patients suffering from chronic obstructive pulmonary disease or breathing difficulties caused by spinal cord injuries, polio or other trauma. In June 1991, the Company introduced the Model LP10 Compact Volume Ventilator ("LP10 Ventilator"). The LP6 Plus Ventilator ("LP6 Plus") was introduced in July 1992 to replace the

Company's original LP6 Ventilator ("Original LP6"). The Company designed the LP6 Plus in order to utilize more current technology and incorporate parts and supplies which are more readily available.

     Traditionally, positive-pressure ventilators are one of two types: (i) intensive care unit ventilators designed for continuous use in hospitals and
(ii) portable ventilators designed for continuous use in the home, subacute settings or for transport. The LP6 Plus and LP10 Ventilators, like all positive pressure ventilators, force air into the patient's lungs at regular pre-set intervals and are used in all patient care settings.

     The Company believes the LP6 Plus and LP10 Ventilators are well-known to dealers as state-of-the art technology and are well-established in the marketplace. The LP6 Plus and LP10 Ventilators use a microprocessor controlled system with an integrated motor, gear box and pumping process, which greatly reduces periodic maintenance intervals and improves access to the system. The LP6 Plus and LP10 Ventilator casing has a one-piece molded manifold that reduces potential for air leaks. The LP6 Plus and LP10 Ventilators have been designed for ease of operation with calibrated control knobs, an analog pressure meter and audible/visual alarms. The units are portable (32 lbs.) and have a remote alarm and remote printer accessories, as well as other accessories. The most notable features of the LP10 Ventilator include a pressure plateau valve for the pediatric market and a printer interface for recording data to assist resolution of potential problems and offer greater detail to alarm occurrences.

     The LP6 Plus and LP10 Ventilators are marketed for general use in the home; in hospitals for various uses including intensive care units, burn care units, cardio-pulmonary treatment, and patient transport; in nursing homes; in air and ground emergency transport; and in long-term acute care/subacute care facilities. The Company's principal focus has historically been home health care sales. The LP6 Plus (or its predecessor, the Original LP6) and LP10 Ventilators and accessories accounted for approximately 47%, 44% and 42% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively.

     Pursuant to an original equipment manufacturer agreement between the Company and Dragerwerk Aktiengesellschaft, a corporation with its principal place of business in Germany ("Dragerwerk"), the Company has redesigned the Original LP6 and LP10 Ventilators to Dragerwerk's specifications for distribution by Dragerwerk outside the United States. Dragerwerk markets the redesigned ventilators under the name Drager EV800 and EV801.

SLEEP DISORDER DIAGNOSTIC DEVICES

     On June 1, 1995, the Company acquired the sleep diagnostic business from CNS, Inc. pursuant to an Asset Purchase Agreement dated May 8, 1995. The assets acquired include all rights to CNS, Inc.'s sleep diagnostic products, all applicable patents and a product currently under development.

     Following the acquisition, the Company now manufactures two new types of computer-based products used to diagnose sleep disorders: (i) hospital and clinic-based sleep laboratory equipment and (ii) portable devices for use primarily outside traditional hospital sleep laboratories. The diagnosis and treatment of sleep disorders such as sleep apnea, insomnia and narcolepsy have expanded significantly in recent years.

     The Company believes the largest market for its sleep disorder diagnostic devices is sleep apnea, which is estimated to afflict 4% of the U.S. adult population. Sleep apnea patients typically stop breathing hundreds of times during the night, disrupting their sleep and causing significant cardiorespiratory problems. In addition, because their sleep is frequently disrupted, apnea patients have greater difficulty staying awake during the day and are more likely to fall asleep at work or while driving. The Company believes that the level of interest in providing more testing for sleep apnea has been increasing because of the large number of people believed to be affected by this disorder and because safe and effective therapy is available. However, the extent to which this trend will continue may be influenced by potentially lower reimbursement rates.

     In sleep labs, patients are typically monitored for one or two nights with a polysomnograph which records any or all of the following data: EEG, EKG, eye movement, respiration (flow and effort of breathing), muscle activity from the chin and legs, blood oxygen level, snoring sounds and body position. The Company's sleep disorder diagnostic products reduce the costs and time required to gather, analyze and store sleep study data obtained compared with other data that is obtained without the use of computer-based diagnostic equipment and when compared to competitive systems.

     The Company currently manufactures and sells the following computer-based products used principally in the diagnosis of sleep related disorder.

     SLEEP LAB(R) (Sleep Disorders Laboratory Systems)

     The Company's laboratory systems are used primarily in hospital sleep labs where comprehensive sleep studies are performed. The Company's systems record EEG, EKG, eye movement, respiration, muscle activity from the chin and legs, blood oxygen level, snoring sounds, body position and penile tumescence, and stores that information on an optical disk cartridge or onto a hard disk. In addition to recording and storing the patient's physiologic data, the systems process data on-line during the recording session using the Company's proprietary software algorithms, and provide a compressed representation of the data for rapid review and analysis after the recording session has been completed. The operator reviews samples of the raw data selected from the findings in the processed data, and has the ability to set parameters so that the analysis of the data can be tailored to a specific patient. In addition, the analysis software provides the user with extensive editing capabilities that allow a user to override the computer's decisions on an event-by-event basis.

     The Company believes its diagnostic systems increase the operating efficiencies and improve the results of sleep labs by reducing analysis time, increasing technician productivity, expediting communication of test results, reducing recording and storage costs and providing a more standardized analysis.

     Sleep I/T(R) (Sleep Integrated Technology) Portable Sleep Staging Device

     The Sleep I/T is a portable sleep staging device intended for use outside the sleep laboratory. This small, 1.5 pound, battery-operated device can be placed at the home bedside for nighttime recording of the patient's sleep data. The information recorded using Sleep I/T differs from PolyG and includes EEG, eye movements, limb activity and muscle activity from either the chin or legs, providing the operator with information regarding the quality of the patient's sleep. Oxygen saturation, snoring sounds and respiratory effort can also be recorded. Once the unit is returned to the physician, the data can be transferred to a computer, analyzed and viewed. In addition to testing for sleep apnea, the device may also be used to test for a variety of other sleep disorders, including insomnia.

     PolyG(R) Portable Apnea Recorder

     The PolyG is a portable sleep disorder diagnostic device used primarily for sleep apnea testing. This small, 12 pound, battery-operated device measures and records EKG, oxygen saturation, respiratory flow and effort, body position and the level of positive airway pressure delivered to the patient via continuous positive airway pressure ("CPAP") delivered at the nose. The information collected with the PolyG can be analyzed using the Company's sleep disorders laboratory system or an IBM(R) compatible personal computer operating the Company's analysis software.

     Patients can be tested using the portable PolyG in locations other than in the sleep laboratory. For example, the PolyG is useful in intensive care units for testing patients too ill to be tested in the sleep lab. It is well suited for small hospitals and physician group practices. Additional software programs for IBM compatible personal computers are available to allow users to manipulate and analyze data collected using a PolyG.

     ApneaScreen(TM) Devices

     The ApneaScreen I and II are portable devices used primarily to perform apnea testing on adults. Both products record oxygen saturation, pulse rate, respiratory flow, body position and limb activity. The ApneaScreen II, in addition, records respiratory effort and tracheal sound. Both devices are battery-operated and are capable of performing an analysis function without the aid of an additional computer. These products are sold in international markets only, as they presently are not cleared by the FDA to be marketed domestically. In January 1995, CNS, Inc. submitted a 510(k) application to the FDA for the ability to market these products domestically and approval is pending.

     Matrix Sleep(TM) Analysis Software

     Matrix Sleep is a Windows(R)-based sleep analysis software package which provides user-friendly options in recording, analyzing and reporting sleep study data. Some of these options include customer requested features such as "Snapshot," which lets the user capture specific segments of important data for immediate or later review. Also, the Patient Profile Screen provides the viewer with critical and milder events simultaneously allowing a patient classification by sleep disorder and severity. The ReportGenerator function allows the user to print reports while analyzing a case or using other Windows applications.

MOBILITY EQUIPMENT

     In December 1986, the Company acquired all the assets, properties and equipment of Crow River Industries, Inc., a Minnesota corporation that manufactured and marketed wheelchair lifts, securement systems and automobile hand controls for the mobility-impaired. These products are manufactured and sold through the Company's subsidiary which operates under the name Crow River Industries, Incorporated ("Crow River").

     Crow River products are installed in vans, school buses, nursing home transporters and certain municipal buses used in transportation of handicapped or mobility-impaired persons. The Company's wheelchair lifts are sold under the names Vangater(TM), Mini-Vangater(TM), Transgater(TM) and Ultragater(TM).

     The lifts are powered either electro-mechanically or electro-hydraulically. Crow River also markets a complete line of driving assistance aids under the name Mobility Products and Design. Crow River products accounted for approximately 26%, 26% and 22% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively.

OTHER MATTERS

New Products and Research & Development

     The Company's research and development efforts focus primarily on developing improvements to its existing products and introducing new products in its areas. Research and development costs of $2,953,700, $1,896,600 and $1,680,000 were incurred in the fiscal years ended April 30, 1995, 1994 and 1993, respectively, for product development and improvements of existing products.

Raw Materials and Supplies

     The Company assembles its medical electronic products from electronic components and housings manufactured by other companies and from other parts, including control panels, which subcontractors make to comply with Company specifications. The Company has not experienced any significant shortage of materials or parts, even though a few of the components that the Company uses are manufactured by only one or a few companies. The Company believes it maintains sufficient inventory and, in most cases, has the ability to design around temporary shortages caused by an inability to obtain components from its suppliers.

Intellectual Property

     The areas in which the Company is engaged are characterized by significant research and development and are noted for frequent introduction of new and advanced techniques, products and devices. Therefore, despite existing and potential patent protection, products in this market, including the Company's, are subject to possible technological obsolescence. In addition, there can be no assurance that the Company will be successful in obtaining patents on its products. Therefore, although the Company has obtained patents on several of the processes used in its products and will continue to seek patent protection for its significant products in the future, it believes such protection is not essential to its continued competitiveness. The

Company has obtained registration of its trademark, Aequitron Medical. The Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

     As a result of the Company's acquisition of the sleep disorder diagnostic business from CNS, Inc., the Company acquired all the domestic and foreign patents and patents-pending and the U.S. trademark registrations for "SLEEPLAB", "Sleep I/T", "PolyG" granted by the United States Patent and Trademark Office. In addition, a trademark registration for ApneaScreen(TM) is pending.

     In August 1993, the Company signed a license agreement with Carmeli Adahan, an individual residing in Jerusalem, Israel, to develop and manufacture new, more compact portable ventilators. The design of the new units was to combine volume ventilation and transport capability in a smaller unit than is otherwise available. The Company paid an initial license fee of $500,000. The license agreement is currently the subject of mediation or arbitration proceedings. See "Legal Proceedings."

Seasonal Aspects of Business

     The Company has not experienced significant seasonal variations in the sale of its products.

Working Capital Requirements

     The Company is not subject to unusual working capital requirements with regard to receivables, inventories and payables.

Government Contracts

     No portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Competition

     Traditionally, the Company's main competitor in the production of apnea monitoring systems has been Healthdyne, Inc., which has substantially greater financial resources than the Company and which the Company believes traditionally accounted for a predominant share of the market. Since entering the market in fiscal 1983, the Company has been able to develop a significant market share, which management attributes to the reliability of its monitors (including low false alarm rates), portability and the Company's customer service, sales and support. As a result, the Company is the second largest seller of apnea memory monitors nationally. Apart from Healthdyne, Inc., Corometrics Medical Systems, Inc., Arvee and Nellcor (EdenTec), the Company believes no other company has a significant market share in the apnea monitoring market.

     Competition within the market for apnea monitoring systems is based primarily on the quality and features of the products sold as well as the price of the systems. The Company believes its future success in the apnea field depends upon its service and responsiveness to the physicians and other health care professionals who are involved in apnea monitoring and recording, and upon its ability to design innovative and reliable products that meet the needs of the marketplace.

     Competition within the home health care ventilator market is based upon a number of factors including product features, ease of operation, service, reliability and price. The market is competitive and the Company faces competition from such companies as LIFECARE Services, Inc. and Bear Medical Systems, Inc. The Company believes its competitive strengths include the state-of-the-art design of its ventilators and their multiple applications, effective distribution methods and the Aequitron reputation for quality and service, including its technical support and clinical education for individuals who use and maintain the equipment.

     The apnea and ventilator industries in which the Company operates are subject to rapid technological change. Although the Company has been a leader in the apnea and ventilator industries, there can be no assurance that the Company will be able to react and adapt to any such change or that developments by competitors will not render the Company's products and services obsolete.

     Within the sleep disorder diagnostic market, the Company competes with several companies that market products designed for use in hospital-based sleep labs. Telefactor Corporation, Oxford Medilog, Inc., Nicolet Instrument Corporation, Bio-Logic Systems Corp., Healthdyne Technologies, Inc. and Sensormedics, Inc. offer computerized sleep disorder diagnostic systems. Several companies, including EdenTec, Inc. and Healthdyne Technologies, Inc., market products that compete with the portable PolyG device. The sleep disorder diagnostic market is not believed to be the primary market served by the competitors named above.

     The Company competes in the sleep disorder diagnostic products market on the basis of its technology and broad diagnostic product line. The competitors' systems also allow for electronic data storage, but provide only a portion of the analysis capability of the Company's sleep disorders laboratory systems. The Company's laboratory systems, and its portable PolyG and Sleep I/T devices, complement one another.

     There are a number of companies that compete with the Company's Crow River subsidiary in the sales of wheelchair lifts, securement systems and hand controls. The Company believes that traditionally these markets have been fragmented with no company dominating the market.

     The medical device industry is highly competitive and characterized by rapid technological change. Moreover, the adoption of government-imposed and other changes to reimbursement programs has created economic incentives to reduce health care costs. The Company believes that these factors may shorten medical product life cycles and increase clinical evaluation expenses and regulatory compliance expenditures.

     There can be no assurance that other companies have not developed, are not developing, or will not develop products which will be perceived as superior to the Company's products. Further, as the markets for the Company's products develop more fully, the Company will likely face additional competition from more established companies with greater technological, financial, manufacturing and marketing resources. There can be no assurance that the Company will be able to compete effectively with either present or future competitors in any of its markets.

Regulatory Matters

     The manufacture, testing, packaging, labeling and distribution of medical devices and the manufacturing procedures relating to devices are regulated under the Federal Food, Drug and Cosmetic Act, as amended (the "Act"), and additional regulations promulgated thereunder. In general, these statutes and regulations require that manufacturers conform to certain procedures and controls designed to ensure the safety and effectiveness of medical products.

     Under the Act, all medical devices are classified as Class I, Class II or Class III devices. All of the Company's products are classified as Class II devices. In general, Class II devices must comply with labeling and record-keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices may have to comply with special controls established by the FDA, and all manufacturers are subject to periodic inspection by the FDA. Class III devices must receive pre-market approval from the FDA before they can be commercially distributed in the United States. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of medical health care products. The Company believes that it is presently in material compliance with all applicable regulations.

Environmental Regulation

     The Company believes that the federal, state and local regulations relating to the protection of the environment have had no material effect upon the Company.

Employees

     The Company had approximately 268 full-time employees as of July 10, 1995, including 9 in management, 25 in administration, 157 in production, 36 in research and development and 41 in sales and marketing.

Sales and Marketing

     The Company's apnea and ventilator products are sold to home health care dealers, hospitals and hospital distributors through the Company's sales and distribution force of both independent manufacturers representatives and direct sales representatives.

     The Company markets its sleep products primarily to hospital sleep lab personnel and sleep specialty physicians. This group is believed to have the necessary expertise to effectively diagnose and treat sleep disordered patients, and is normally involved in the decision to purchase sleep diagnostic products. Portable sleep disorder diagnostic products can provide the necessary screening and post-diagnostic follow-up function, and their use may serve to expand the number of patients which may be tested for sleep disorders. The Company believes that home care providers are becoming more involved in non-sleep lab testing, and are excellent candidates to purchase portable systems.

     The Company's Crow River products are sold to independent dealers for resale to the ultimate consumers.

     The Company's marketing of its products includes advertising in appropriate medical journals, trade show attendance and direct mail campaigns.

Foreign Sales

     Prior to fiscal 1990, substantially all of the Company's sales had been generated from domestic sales of its products. In fiscal 1995, 1994 and 1993, foreign sales amounted to 12%, 11% and 14% of total sales, with Dragerwerk accounting for 5%, 4% and 7% of such sales, respectively. See also footnote 11 to the Company's 1995 Financial Statements.

     On March 3, 1988, the Company entered into an original equipment manufacturer agreement (the "Agreement") with Dragerwerk. Under the Agreement, Dragerwerk was granted the exclusive right to purchase the Original LP6 Ventilator on an original equipment manufacturer's basis for distribution in selected European countries, and non-exclusive distribution rights in other international markets. Dragerwerk agreed to develop and implement an effective program for marketing, distribution and servicing of the ventilators, to use its best efforts to promote and increase sales of the ventilators and accessory products, and to purchase all of this type of ventilator from Aequitron. The Agreement was first amended and extended through December 31, 1993. In March 1994, the Agreement was again amended. The current agreement, which extends through December 31, 1995 with automatic annual renewals thereafter, covers both the Company's LP6 and LP10 ventilators and offers certain volume incentives. Dragerwerk markets the ventilators under the name Drager EV800 and EV801.

Significant Customers and Suppliers

     The Company sells a substantial portion of its product to one customer (the loss of which, however, would not materially adversely impact the Company). During 1995, 1994 and 1993, sales to that customer aggregated $2.8 million, $4.3 million and $1.6 million, respectively. At April 30, 1995 and 1994, amounts due from that customer included in trade accounts receivable were $301,100 and $430,000, respectively.

Firm Backlog of Orders

     As of April 30, 1995 and 1994, the Company had a firm backlog in the amount of $1,252,700 and $2,500,000, respectively.

Executive Officers of the Company

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by each such Executive Officer. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors have been elected and have qualified.

              NAME                   AGE                           OFFICE
- ---------------------------------    ----    --------------------------------------------------
James B. Hickey, Jr. ............    42      President, Chief Executive Officer and Director
Jeffrey A. Blair.................    47      Senior Vice President, Sales and Marketing
Patricia A. Hamm.................    41      Vice President, Human Resources
William M. Milne.................    51      Chief Financial Officer
Robert C. Samec..................    42      Vice President, Quality Assurance/Regulatory
                                             Affairs
Edson R. Weeks, III..............    42      Vice President, Operations

     James B. Hickey, Jr. has been the President and Chief Executive Officer of the Company since June 1993. From October 1989 to June 1993, Mr. Hickey served as President of Baxter Healthcare, Inc.'s Respiratory/Anesthesia Systems Division and prior to October 1989, he was President of Baxter's Hospitex Division for three years.

     Jeffrey A. Blair joined the Company as Senior Vice President of Sales and Marketing in September 1993. Before joining the Company, Mr. Blair served as Senior Vice President of Sentinel Monitoring, Inc., a medical device manufacturing company based in Indianapolis, from May 1989 through April 1993. Prior to May 1989, Mr. Blair held various management positions with Glasrock Home Health Care, Inc. and Baxter Healthcare, Inc.

     Patricia A. Hamm has been with the Company since January 1995 in the position of Vice President of Human Resources. Prior to joining the Company, she held a variety of positions with First Bank System in Minneapolis, most recently as Vice President, Marketing from August 1991 through December 1995.

     William M. Milne has served as Chief Financial Officer of the Company since August 1989 and was acting President and acting Chief Executive Officer of the Company from January 1993 to June 1993. From 1984 through July 1989, Mr. Milne was employed by The Griffin Cos., Inc. of Minneapolis, Minnesota, a real estate investment and property management firm, where he served as Vice President of Finance, Secretary and Treasurer. He was employed by Graco, Inc of Minneapolis, Minnesota from 1974 to 1984 holding various positions including corporate tax manager and assistant treasurer.

     Robert C. Samec has been with the Company since January 1982, serving as vice president primarily in roles relating to quality assurance and regulatory affairs. Since August 1993, he has held the position of Vice President, Quality Assurance/Regulatory Affairs.

     Edson R. Weeks, III has been with the Company since May 1984 and has served as Vice President, Manufacturing since May 1990. Prior to that, Mr. Weeks served as Director of Manufacturing from September 1986 through April 1990 and Materials Manager from May 1984 to September 1986.

ITEM 2.  PROPERTIES

     The Company leases approximately 67,140 square feet of office, production and warehouse space in a building in suburban Minneapolis under a lease expiring on December 31, 1996. Monthly payments are currently $46,813. The Company believes there is adequate adjacent space for its short-term growth. The Company's Crow River subsidiary owns a 33,000 square foot manufacturing facility in Brooten, Minnesota. Both facilities have adequate space for the Company to conduct its current business.

ITEM 3.  LEGAL PROCEEDINGS

     Currently there are no material products liability claims pending against the Company. However, the Company believes that products liability claims are incidental to its business and the medical products industry. Generally, the Company maintains reserves for the cost of defending such claims which, together with its products liability insurance coverage, are believed to be adequate to protect the Company against losses that could have a material adverse impact on the Company. Nevertheless, there is no assurance that future products liability claims will not be made seeking compensation significantly in excess of the Company's reserves and insurance coverage, and such claims could, if upheld in a court of law, have a material adverse impact on the Company's financial position.

     On January 18, 1995, Adahan, Inc. of Israel served on the Company a Demand for Arbitration in New York City under the rules of the American Arbitration Association. Adahan is claiming $21,650,000 in loss of anticipated royalty payments and $500,000 for special tooling. Adahan is also requesting an injunction prohibiting use of its technology. The Company is seeking a refund of the $500,000 paid to Adahan plus expenses incurred on the project due to product inadequacies and lack of required documentation for submission to the FDA. Adahan and the Company have agreed to an informal mediation proceeding prior to moving forward with the formal arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Aequitron shareholders during the fourth quarter of fiscal year 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock is traded in the over-the-counter market under the National Association of Securities Dealers, Inc. Automated Quotation System
- -- National Market System ("NASDAQ/NMS") symbol "AQTN." The following table sets forth, for the periods indicated, the high and low last sales prices.

                                 FISCAL 1995:                           HIGH     LOW
          ----------------------------------------------------------    ----     ---
          First Quarter.............................................    3 7/16   2 3/4
          Second Quarter............................................    5 3/4    2 13/16
          Third Quarter.............................................    5 3/8    4
          Fourth Quarter............................................    5 3/8    4 1/8

                                 FISCAL 1994:                           HIGH     LOW
          ----------------------------------------------------------    ----     ---
          First Quarter.............................................    3 1/8    2
          Second Quarter............................................    2 5/8    1 7/8
          Third Quarter.............................................    3        2 1/8
          Fourth Quarter............................................    3 3/8    2 1/2

Approximate Number of Holders of Common Stock

                                                                   APPROXIMATE NUMBER OF
                                                                   RECORD HOLDERS AS OF
                             TITLE OF CLASS                            JULY 24, 1995
          ----------------------------------------------------     ---------------------
          Common Stock, $.01 par value........................     780

Dividends

     The Company has never paid any cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determinations as to payments of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                 5-YEAR SUMMARY

                                                     YEARS ENDED APRIL 30
                              ------------------------------------------------------------------
                                 1995          1994          1993          1992          1991
                              ----------    ----------    ----------    ----------    ----------
OPERATIONS DATA:
Net sales..................   $30,802,300   $26,310,200   $26,984,900   $24,573,100   $26,899,900
Gross profit...............    16,919,300    13,290,900    13,665,200    12,478,900    13,662,800
Sales, general and
  administrative
  expenses.................    11,280,100    10,136,100    10,536,900    10,413,400    10,067,100
Research and development
  expenses.................     2,953,700     1,896,600     1,680,000     1,395,000     1,752,400
Other (income) expense.....      (359,700)      580,800(1)    (31,100)     (466,100)(2)    98,700
Income before income taxes
  and change in accounting
  principle................     3,045,200       677,400     1,479,400     1,136,600     1,744,600
Income taxes...............     1,187,600       301,600       581,400       480,900       560,800
Income before change in
  accounting principle.....     1,857,600       375,800       898,000       655,700     1,183,800
Accounting change..........                     (92,600)(3)
Net income.................   $ 1,857,600    $  283,200    $  898,000    $  655,700    $1,183,800
Net income per share.......   $       .36    $      .06    $      .19    $      .14    $      .25
Weighted average number of
  shares outstanding.......     5,125,200     4,777,300     4,751,700     4,735,900     4,698,000
BALANCE SHEET DATA:
Total assets...............   $17,943,300   $15,318,000   $14,773,100   $14,486,400   $15,767,900
Working capital............   $ 9,388,800    $6,770,800    $6,519,600    $6,123,700    $5,525,900
Current ratio..............         3.4/1         3.1/1         3.2/1         3.1/1         2.2/1
Long-term debt.............   $    64,000    $   85,700    $  139,900    $  727,400    $1,166,800
Shareholders' equity.......   $13,956,800   $11,999,400   $11,681,000   $10,738,800   $10,041,200
Book value per share.......   $      2.88    $     2.50    $     2.45    $     2.26    $     2.12

- ---------------

(1) Includes $712,900 charge for the disposal of the oxygen concentrator line.

(2) Includes $522,500 resulting from the settlement of a claim against a vendor.

(3) Cumulative effect of change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         YEAR ENDED APRIL 30, 1995 COMPARED TO YEAR ENDED APRIL 30, 1994

         Results of Operations

     Net sales in fiscal 1995 increased $4,492,100, or 17.1 percent from fiscal 1994. Sales increased in the ventilation, apnea and mobility product lines. Service and rental income decreased from the prior year due to two major accounts converting their rental units to purchases. The Company experienced strong sales for fiscal 1995 and expects positive sales trends to continue.

     Gross margins for fiscal 1995 increased to 54.9 percent compared to 50.5 percent for the prior year. This increase reflects the benefit of the discontinuation of the oxygen concentrator product line and the increased absorption of overhead due to increased volume in production. Gross margins are expected to continue at the 1995 level.

     Sales and marketing expenses increased $412,200 in fiscal 1995 compared to fiscal 1994. The increase in expenses reflects the increase in commissions paid to the Company's manufacturers' representatives as a result of the increased sales volume. However, overall sales and marketing expenses as a percentage of sales decreased to 20.3 percent in fiscal 1995 from 22.2 percent in fiscal 1994. Sales and marketing expenses are expected to remain at similar levels for fiscal 1996.

     General and administrative expenses increased $731,800, or 17.1 percent, over fiscal 1994, and represented 16.3 percent of sales for both fiscal 1994 and the current year. The increase was due to increased professional fees, training costs and employee benefits. The Company expects fiscal 1996 general and administrative expenses to be consistent with fiscal 1995 levels.

     Research and development expenses for fiscal 1995 increased $1,057,100, or
55.7 percent, from fiscal 1994 representing an increase to 9.6 percent of sales from 7.2 percent in fiscal 1994. The increase was due in part to the cancellation of a license agreement for new ventilator technology with Adahan, Inc. This resulted in a $500,000 write-off for amounts previously paid to Adahan, Inc. The balance of the increase was due to the Company's commitment to increase funding for product development projects. This commitment is expected to continue in fiscal 1996 resulting in increased research and development expenses.

     Other income increased by $225,500 from fiscal 1994 which is primarily the result of an increase in interest income on the Company's higher average cash balance. Interest expense decreased $2,100 from fiscal 1994 as a direct result of the decrease in long-term debt from the prior year.

     The effective tax rate for fiscal 1995 decreased to 39.0 percent from 44.5 percent for fiscal 1994. The decrease is due to the effect of non-deductible goodwill and the benefit of the Foreign Sales Corporation on the higher earnings for the year.

     On June l, 1995, the Company acquired all assets, including inventory, fixed assets, receivables and certain intangibles, of the sleep diagnostics division of CNS, Inc. for $2.3 million in cash, $3.1 million in notes payable and $294,000 in liabilities. The acquisition will be accounted for as a purchase and, accordingly, the net assets and results of operations will be included in the fiscal year 1996 financial statements from the date of acquisition.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $4,986,800 at April 30, 1995, an increase of $2,611,600 from $2,375,200 at April 30, 1994. Operating activities provided cash of $3,285,300 during the fiscal year compared to $2,916,000 during fiscal 1994. The increased cash during fiscal 1995 was attributable to the increase in net income, which was offset by increases in accounts receivable of $387,800, inventory of $401,500 and the write-off of $587,600 related to various license agreements, with the Carmeli Adahan agreement representing $500,000. The Company expects to make increased capital expenditures in fiscal 1996. The Company renewed its line of credit with its bank for $2,000,000 on June 1, 1995. In addition, a long-term note of $2,500,000 was obtained to purchase the sleep diagnostics product line from CNS, Inc. The Company believes that internally generated funds and existing borrowing potential will provide sufficient working capital to meet all present and anticipated commitments.

YEAR ENDED APRIL 30, 1994 COMPARED TO YEAR ENDED APRIL 30, 1993

Results of Operations

     Net sales in fiscal 1994 decreased $674,700, or 2.5%, from fiscal 1993. Sales increased in the ventilation and mobility product lines, but decreased in the apnea and the discontinued oxygen concentrator product lines. Service and rental revenues in each of the product lines remained consistent with the prior year. The Company experienced strong sales in the last three quarters of fiscal 1994.

     Gross margins remained consistent at 51% for both fiscal 1994 and 1993.

     Sales and marketing expenses decreased $58,000 in fiscal 1994 compared to fiscal 1993. The decrease in expenses reflects the reduction in commissions paid to the Company's manufacturers representatives as a result of the lower volume of sales. However, overall sales and marketing expenses as a percentage of sales increased to 22.2% in fiscal 1994 from 21.9% in fiscal 1993.

     General and administrative expenses decreased $342,800, or 7.4%, over fiscal 1993, representing a decrease to 16.3% of sales from 17.2% in fiscal 1993. The most significant factor in the decrease was the benefit resulting from the discontinuation of the oxygen concentrator product line during the first quarter of fiscal 1994. This benefit of reduced operating expenses was offset by the settlement of a legal claim during the fourth quarter of fiscal 1994 and the legal costs incurred in such matter.

     Research and development expenses for fiscal 1994 increased $216,600, or 12.9%, from fiscal 1993 representing an increase to 7.2% of sales from 6.2% in fiscal 1993. The increase was due to continued funding of two product development projects.

     During fiscal 1994, the Company recorded a charge of $712,900 due to the disposal of the oxygen concentrator product line. This amount includes asset write-offs of $311,600 for inventory, $38,300 for a covenant not to compete, and $6,900 for miscellaneous equipment. The remaining $356,100 of charges includes $166,800 for severance pay, $37,300 for rework of inventory, and $152,000 for lease obligations. Cash payments made on accruals in 1994 were $242,300 and the remaining obligation of $113,800 is included in other accrued liabilities at April 30, 1994. The charges reduced after tax earnings by $454,800, or $.10 per share.

     Other income increased by $40,200 from fiscal 1993 which is primarily the result of an increase in interest income on the Company's cash balance. Interest expense decreased $60,800 from fiscal 1993 as a direct result of the decrease in long-term debt from the prior year.

     The effective tax rate for fiscal 1994 increased to 44.5% from 39.3% for fiscal 1993. The increase is due to the effect of nondeductible goodwill and the offsetting benefit of the Foreign Sales Corporation on the lower earnings for the year. The Company adopted Statement of Financial Accounting Standards Board
(SFAS) No. 109, "Accounting for Income Taxes", in the first quarter of fiscal 1994. The adoption of SFAS No. 109 resulted in a cumulative effect charge of $92,600 or $.02 per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    ART WORK

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Aequitron Medical, Inc.

     We have audited the accompanying consolidated balance sheets of Aequitron Medical, Inc. as of April 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aequitron Medical, Inc. at April 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 8, in 1994 the Company changed its method of accounting for income taxes.

                                                               Ernst & Young LLP

Minneapolis, Minnesota
June 14, 1995

                            AEQUITRON MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                            APRIL 30
                                                                    -------------------------
                                                                       1995           1994
                                                                    ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents.....................................     $4,986,800     $2,375,200
  Accounts receivable, less allowances of $243,500 in 1995 and
     $200,500 in 1994...........................................      4,311,200      4,036,600
  Inventories...................................................      3,071,100      2,669,600
  Deferred income taxes.........................................        606,100        624,100
  Prepaid expenses and other....................................        336,100        298,200
                                                                    -----------    -----------
Total current assets............................................     13,311,300     10,003,700
Property and equipment:
  Buildings.....................................................        652,600        648,700
  Equipment.....................................................      3,930,900      4,396,600
  Leasehold improvements........................................         26,800         26,800
                                                                    -----------    -----------
                                                                      4,610,300      5,072,100
Less allowances for depreciation................................     (2,901,400)    (3,601,400)
                                                                    -----------    -----------
                                                                      1,708,900      1,470,700
Other assets:
  Goodwill, net of accumulated amortization of $2,520,000 in
     1995 and $2,232,000 in 1994................................      1,789,500      2,077,500
  Demonstration, evaluation and rental equipment, net of
     accumulated amortization of $749,900 in 1995 and $812,400
     in 1994....................................................      1,133,600      1,178,300
Other assets....................................................             --        587,800
                                                                    -----------    -----------
                                                                      2,923,100      3,843,600
                                                                    ----------     -----------
Total assets....................................................    $17,943,300    $15,318,000
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................    $ 1,161,100     $  915,900
  Employee compensation.........................................      1,104,900        589,200
  Commissions payable...........................................        543,200        421,200
  Other liabilities and accrued expenses........................      1,075,000      1,252,400
  Current maturities of long-term debt..........................         38,300         54,200
                                                                    -----------     ----------
Total current liabilities.......................................      3,922,500      3,232,900
Long-term debt..................................................         64,000         85,700
Shareholders' equity:
  Preferred Stock, no par value per share:
     Authorized shares -- 4,000,000
     Issued and outstanding shares -- none
  Common Stock, $.01 par value per share:
     Authorized shares -- 15,000,000
     Issued and outstanding shares -- 4,848,500 in 1995 and
       4,792,600 in 1994........................................        48,500         47,900
  Additional paid-in capital....................................     5,933,700      5,834,500
  Retained earnings.............................................     7,974,600      6,117,000
                                                                    ----------     ----------
Total shareholders' equity......................................    13,956,800     11,999,400
                                                                    ----------     ----------
Total liabilities and shareholders' equity......................    $17,943,300    $15,318,000
                                                                    ==========     ==========

                            See accompanying notes.

                            AEQUITRON MEDICAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED APRIL 30
                                                        --------------------------------------
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Revenues:
  Product............................................   $28,385,100   $23,553,700   $24,179,300
  Service............................................     2,417,200     2,756,500     2,805,600
                                                         ----------    ----------    ----------
Total revenues.......................................    30,802,300    26,310,200    26,984,900
Cost of sales:
  Product............................................    13,061,600    11,943,200    12,203,800
  Service............................................       821,400     1,076,100     1,115,900
                                                         ----------    ----------    ----------
Total cost of sales..................................    13,883,000    13,019,300    13,319,700
                                                         ----------    ----------    ----------
Gross profit.........................................    16,919,300    13,290,900    13,665,200
Operating expenses:
  Sales and marketing................................     6,258,500     5,846,300     5,904,300
  General and administrative.........................     5,021,600     4,289,800     4,632,600
  Research and development...........................     2,953,700     1,896,600     1,680,000
  Disposal of oxygen concentrator line...............            --       712,900            --
                                                         ----------    ----------    ----------
                                                         14,233,800    12,745,600    12,216,900
                                                         ----------    ----------    ----------
Operating income.....................................     2,685,500       545,300     1,448,300
Other income (expense):
  Interest income....................................       302,000       109,400        85,400
  Interest expense...................................       (24,800)      (26,900)      (87,700)
  Other -- net.......................................        82,500        49,600        33,400
                                                         ----------    ----------    ----------
Income before income taxes and cumulative effect of
  change in accounting principle.....................     3,045,200       677,400     1,479,400
Income taxes.........................................     1,187,600       301,600       581,400
                                                         ----------    ----------    ----------
Income before cumulative effect of change in
  accounting principle...............................     1,857,600       375,800       898,000
Cumulative effect of change in accounting for income
  taxes..............................................            --       (92,600)           --
                                                         ----------    ----------    ----------
Net income...........................................   $ 1,857,600    $  283,200    $  898,000
                                                         ==========    ==========    ==========
Earnings per common share:
  Income before cumulative effect of change in
     accounting principle............................          $.36          $.08          $.19
  Cumulative effect of change in accounting for
     income taxes....................................            --          (.02)           --
                                                         ----------    ----------    ----------
Net income per common share..........................          $.36          $.06          $.19
                                                         ==========    ==========    ==========
Weighted average shares outstanding..................     5,125,200     4,777,300     4,751,700
                                                         ==========    ==========    ==========

                            See accompanying notes.

                            AEQUITRON MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK        ADDITIONAL
                                     -------------------     PAID-IN     RETAINED
                                      SHARES     AMOUNT      CAPITAL     EARNINGS       TOTAL
                                     --------    -------    ---------    ---------    ----------
Balance at May 1, 1992............   4,747,800    47,500     5,755,500    4,935,800    10,738,800
  Net income......................          --        --            --      898,000       898,000
  Stock options exercised.........       8,600       100        15,500           --        15,600
  Stock issued under employee
     stock purchase plan..........      17,900       200        28,400           --        28,600
                                      --------   -------     ---------    ---------    ----------
Balance at April 30, 1993.........   4,774,300    47,800     5,799,400    5,833,800    11,681,000
  Net income......................          --        --            --      283,200       283,200
  Stock options exercised.........       1,000        --         2,100           --         2,100
  Stock issued under employee
     stock purchase plan..........      17,300       100        33,000           --        33,100
                                      --------   -------     ---------    ---------    ----------
Balance at April 30, 1994.........   4,792,600   $47,900    $5,834,500   $6,117,000   $11,999,400
  Net income......................          --        --           --     1,857,600     1,857,600
  Stock options exercised, net....      57,700       700       134,100           --       134,800
  Stock issued under employee
     stock purchase plan..........      20,100       100        65,900           --        66,000
  Stock repurchased...............     (21,900)     (200)     (100,800)          --      (101,000)
                                      --------   -------     ---------    ---------    ----------
Balance at April 30, 1995.........   4,848,500   $48,500    $5,933,700   $7,974,600   $13,956,800
                                     =========   =======     =========    =========    ==========

                            See accompanying notes.

                            AEQUITRON MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED APRIL 30
                                                        --------------------------------------
                                                          1995          1994           1993
                                                        ---------     ---------     ----------
OPERATING ACTIVITIES
Net income..........................................    $1,857,600    $ 283,200     $  898,000
Adjustments to reconcile to net cash provided by
  operating activities:
  Depreciation......................................      478,900       467,500        531,400
  Amortization of goodwill..........................      288,000       359,300        369,000
  Cumulative effect of change in accounting for
     income taxes...................................           --        92,600             --
  Provision for losses on accounts receivable.......      113,100       144,100        100,900
  Change in deferred income taxes...................       18,000      (170,600)       (21,100)
  Loss on sale of property, plant and equipment.....       18,800         9,700         17,100
  Payments under license agreements.................           --      (525,000)            --
  Write-off of license agreements...................      587,800            --             --
  Changes in operating assets and liabilities:
     Accounts receivable............................     (387,700)      793,800       (914,000)
     Inventories....................................     (401,500)      890,500        235,300
     Rental equipment...............................       44,700       258,200       (386,600)
     Accounts payable...............................      245,200        76,200        108,600
     Other current assets and liabilities...........      422,400       236,500        205,000
                                                        ---------     ---------     ----------
Net cash provided by operating activities...........    3,285,300     2,916,000      1,143,600
INVESTING ACTIVITIES
Purchases of property, plant and equipment..........     (742,000)     (593,100)      (471,300)
Proceeds from disposals of property and equipment...        6,100        26,300          5,500
                                                        ---------     ---------     ----------
Net cash used in investing activities...............     (735,900)     (566,800)      (465,800)
FINANCING ACTIVITIES
Proceeds from short-term borrowings.................       16,600       394,000        507,900
Payments on short-term borrowings...................           --      (394,000)      (507,900)
Proceeds from long-term debt........................           --            --         81,000
Reduction of long-term debt.........................      (54,200)     (145,800)    (1,020,200)
Net proceeds from exercise of stock options and sale
  of common stock...................................       99,800        35,200         44,200
                                                        ---------     ---------     ----------
Net cash provided by (used in) financing
  activities........................................       62,200      (110,600)      (895,000)
                                                        ---------     ---------     ----------
Net increase (decrease) in cash and cash
  equivalents.......................................    2,611,600     2,238,600       (217,200)
Cash and cash equivalents at beginning of year......    2,375,200       136,600        353,800
                                                        ---------     ---------     ----------
Cash and cash equivalents at end of year............    $4,986,800    $2,375,200    $  136,600
                                                        =========     =========     ==========

                            See accompanying notes.

                            AEQUITRON MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1995

1. BUSINESS ACTIVITY

     Aequitron Medical, Inc. is engaged in one business -- the development, manufacturing and distribution of medical devices used primarily in the home health care and physically impaired industries. The Company's continuing product lines include a family of monitors which detect apnea, which is the cessation of breathing; a line of portable compact ventilators used to assist and monitor respiration in patients suffering from chronic obstructive pulmonary disease and other breathing difficulties; and a line of wheelchair lifts, automobile hand controls and securement systems for the physically impaired. The Company also offers disposables and service for each of its product lines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Aequitron Medical, Inc. and its wholly-owned subsidiary after elimination of intercompany accounts and transactions. Certain amounts for fiscal 1994 have been reclassified to conform with the fiscal 1995 financial statement presentation.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

     Revenues from sales are recognized when a product is shipped, from rentals as they accrue, and from service when performed.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.

DEMONSTRATION, EVALUATION AND RENTAL EQUIPMENT

     This equipment is held for sale and is amortized over an estimated useful life of 36 to 60 months.

PROPERTY AND EQUIPMENT

     Owned property and equipment are carried at cost. Property and equipment acquired under capital leases are stated at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. The Company provides for depreciation using the straight line method at rates designed to amortize the cost of property and equipment over their estimated useful lives. Property and equipment under capital leases are amortized over the lease terms or the estimated useful lives of the assets, whichever is less. Maintenance, repairs and minor renewals are expensed as incurred.

GOODWILL

     Goodwill resulting from the fiscal 1987 acquisition of Life Products, Inc. is being amortized using the straight line method over fifteen years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

                            AEQUITRON MEDICAL, INC.

WARRANTIES

     Estimated product warranty costs are provided at the time of sale of the related products.

CREDIT RISK

     The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," to disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company requires no collateral from its customers. Historically, the Company has not incurred significant credit related losses and believes no significant credit risk exists at April 30, 1995.

     During 1995, 1994 and 1993, sales to one customer aggregated $2.8 million, $4.3 million, and $1.6 million, respectively. At April 30, 1995 and 1994, amounts due from that customer included in trade accounts receivable were $301,100 and $430,000, respectively.

NET INCOME PER SHARE

     Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares outstanding during the periods, including the dilutive effect of shares issuable under the terms of stock options and warrants.

3. DISPOSAL OF OXYGEN CONCENTRATOR LINE

     In fiscal 1994, the Company recorded a $712,900 charge due to the disposal of the oxygen concentrator product line. This amount included write-offs of $311,600 for inventory, $38,300 for a covenant not to compete, and $6,900 for miscellaneous equipment. The remaining $356,100 of charges included $166,800 for severance pay, $37,300 for rework of inventory, and $152,000 for lease obligations. The charges reduced after tax earnings by $454,800 or $.10 per share. Cash payments of $48,000 and $242,300 were made on the remaining liabilities during fiscal 1995 and 1994, respectively. The remaining obligations totaling $65,800 at April 30, 1995, included in other liabilities, will be paid during fiscal 1996.

4. OTHER LIABILITIES AND ACCRUED EXPENSES

     The significant components of other liabilities and accrued expenses are as follows:

                                                                             APRIL 30
                                                                      -----------------------
                                                                        1995          1994
                                                                      ---------     ---------
Accrued product liability and professional costs..................    $  264,500    $  531,500
Accrued warranty..................................................       388,500       279,800
Other.............................................................       422,000       441,100
                                                                       ---------     ---------
                                                                      $1,075,000    $1,252,400
                                                                       =========     =========

                            AEQUITRON MEDICAL, INC.

5. INVENTORIES

     The major classes of inventories consist of the following:

                                                                        1995          1994
                                                                      ---------     ---------
Raw materials.....................................................    $1,594,300    $1,517,700
Work in progress..................................................       854,500       707,400
Finished goods....................................................       622,300       444,500
                                                                       ---------     ---------
                                                                      $3,071,100    $2,669,600
                                                                       =========     =========

6. FINANCING ARRANGEMENTS

     The Company has a working capital line of credit with a bank whereby it may borrow up to $2,000,000. Any amounts outstanding under the line of credit accrue interest at the bank's fixed rate cost of funds plus 2.75%. The line of credit matures on October 30, 1996. All borrowings under the line are secured by the Company's receivables, inventories, equipment and intangibles. There were no outstanding balances with the bank under the line of credit agreement at April 30, 1995 and 1994, respectively.

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                               APRIL 30
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Note payable to the City of Brooten, Minnesota, 3.5% interest, due in
  120 monthly installments of $801 with final payment due on November
  1, 2002.                                                               $ 63,900     $ 71,200
Capital lease obligation, 8.7% effective interest rate, due in monthly installments of $1,200 through October 1997; secured by
  equipment.                                                               21,600       34,900
Capital lease obligation, 9.0% effective interest rate, due in monthly installments of $1,500 through March 1996; secured by
  equipment                                                                16,800           --
Capital lease obligation, 9.6% effective interest rate, due in quarterly installments of $22,300 through October 1994; secured by
  equipment.                                                                   --       33,800
                                                                         --------     --------
                                                                          102,300      139,900
Less current portion                                                      (38,300)     (54,200)
                                                                         --------     --------
Total long-term debt                                                     $ 64,000     $ 85,700
                                                                         ========     ========

     Total interest paid on all short-term and long-term debt for the years ended April 30, 1995, 1994 and 1993 was $24,800, $26,900 and $87,700,
respectively.

     Maturities of long-term debt due for the next five years are as follows:

          1996..........................................................    $38,300
          1997..........................................................     15,300
          1998..........................................................      8,000
          1999..........................................................      8,300
          2000..........................................................      8,600

                            AEQUITRON MEDICAL, INC.

8. INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of the beginning of fiscal 1994, changing its method of accounting for income taxes from the deferred method to the liability method. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No. 109 as of May 1, 1993, was to decrease net income by $92,600, or $.02 per share.

     The components of the provision for income taxes attributable to income before the change in accounting principle were as follows:

                                                              LIABILITY METHOD         DEFERRED
                                                           -----------------------      METHOD
                                                             1995          1994          1993
                                                           ---------     ---------     --------
Federal................................................    $1,071,800    $ 429,200     $548,500
State..................................................       97,800        43,000       54,000
Deferred...............................................       18,000      (170,600)     (21,100)
                                                           ---------     ---------     --------
                                                           $1,187,600    $ 301,600     $581,400
                                                           =========     =========     ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax liabilities and assets as of April 30, 1995 and 1994 were as follows:

                                                                           1995         1994
                                                                         --------     --------
Deferred tax liabilities:
  Tax over book depreciation.........................................    $(24,300)    $(25,600)
Deferred tax assets:
  Vacation accrual...................................................     106,400       89,500
  Obsolescence reserve...............................................      85,100       75,600
  Consignment inventory amortization.................................      45,300       59,100
  Warranty reserves..................................................     140,600      101,300
  Accrued product liability and professional costs...................      95,800      137,000
  Trade-in reserves..................................................       2,200       23,300
Bad debt reserve.....................................................      88,100       72,600
Inventory capitalization.............................................      43,100       30,200
Deferred compensation................................................          --       18,300
Accrued rent.........................................................      23,800       41,200
Other................................................................          --        1,600
                                                                         --------     --------
Net deferred tax assets..............................................    $606,100     $624,100
                                                                         ========     ========

                            AEQUITRON MEDICAL, INC.

     Included in the provision for deferred federal income taxes for years ended 1993 are the effects of timing differences as follows:

                                                                                      1993
                                                                                    --------
Accelerated depreciation........................................................    $(70,600)
Obsolescence reserves...........................................................      27,700
Accrued product liability and professional costs................................      21,600
Consignment inventory amortization..............................................      27,900
Accrued moving costs............................................................      18,000
Warranty reserves...............................................................      26,200
Deferred compensation...........................................................     (57,800)
Other...........................................................................     (14,100)
                                                                                    --------
                                                                                    $(21,100)
                                                                                    ========

     The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                         1995     1994     1993
                                                                         ----     ----     ----
U.S. statutory rate..................................................    34.0%    34.0%    34.0%
State taxes, net of federal tax benefit..............................     2.2      2.8      2.3
Goodwill.............................................................     3.2     14.5      6.6
Foreign Sales Corporation benefit....................................    (2.5)    (8.4)    (4.2)
Other................................................................     2.0      1.6       .6
                                                                         ----     ----     ----
Effective tax rate...................................................    38.9%    44.5%    39.3%
                                                                         ====     ====     ====

     Total income taxes paid during fiscal 1995, 1994 and 1993 were $1,213,600, $493,700 and $608,000, respectively.

                            AEQUITRON MEDICAL, INC.

9. SHAREHOLDERS' EQUITY

     The Company has stock option plans which permit the granting of incentive stock options or non-qualified options to key employees, outside directors, and members of the Scientific Advisory Board. Options are granted at 100% of market value at the date of grant. Under the terms of these plans, 1,300,000 shares have been reserved for grants. A total of 433,800 shares is available for future issuance under the plans at April 30, 1995.

                                                            OPTIONS OUTSTANDING
                                                          ------------------------
                                                                   SHARES
                                                          ------------------------        PRICE
                                                           TOTAL       EXERCISABLE      PER SHARE
                                                          --------     -----------     -----------
Balance at April 30, 1993.............................     361,500       181,500       $2.13/$4.00
  Canceled............................................    (114,000)      (68,625)       2.13/ 3.88
  Options becoming exercisable........................          --       100,000        2.06/ 3.25
  Granted.............................................     505,000            --        2.19/ 2.44
  Exercised...........................................      (1,000)       (1,000)             2.13
                                                          --------     -----------
Balance at April 30, 1994.............................     751,500       211,875        2.06/ 3.00
  Canceled............................................     (41,400)      (23,000)       2.19/ 2.69
  Options becoming exercisable........................          --       190,275        2.13/ 2.44
  Granted.............................................     120,000            --        3.25/ 4.81
  Exercised...........................................     (70,800)      (70,800)       2.13/ 3.00
                                                          --------     -----------
Balance at April 30, 1995.............................     759,300       308,350       $2.06/$4.81
                                                          ========      ========

     The Company has an employee stock purchase plan under which eligible employees may purchase shares of the Company's Common Stock. At April 30, 1995, 27,751 shares remain available for issuance under the plan.

10. LEASES

     The Company leases equipment, warehouse, office and assembly facilities under noncancelable operating leases expiring in various years through fiscal 1998. These leases, some of which are subject to renewal options and options for additional space, require the Company to pay all maintenance costs, insurance and real estate taxes. The Company also entered into capital leases for a copier and its computer system during fiscal 1992 and 1990, respectively, for $58,600 and $367,500. These obligations are included in long-term debt.

     At April 30, 1995, future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

          1996..........................................................   $327,300
          1997..........................................................    228,900
          1998..........................................................      2,800

     Rent expense for the years ended April 30, 1995, 1994 and 1993 was $502,400, $670,000 and $704,500, respectively.

                            AEQUITRON MEDICAL, INC.

11. INTERNATIONAL SALES

     The Company distributes its products to major home health care dealers outside of the United States. International (primarily Europe) sales for fiscal 1995, 1994 and 1993 were $3,871,600, $2,832,300 and $3,704,500, respectively.

12. PROFIT SHARING AND 401(K) PLAN

     The Company sponsors a defined contribution benefit plan which covers virtually all employees. Under the plan, eligible employees can elect to contribute up to 15% of their annual compensation to the plan. The Company is permitted, but not required, to make a 50% matching contribution to the plan up to a maximum of 3% of each participating employee's annual compensation. The Company made matching contributions in 1995 and 1994 of $137,000 and $114,800, respectively.

13. COMMITMENTS AND CONTINGENCIES

     On January 18, 1995, Adahan, Inc. served on the Company a demand for arbitration in New York City under the rule of the American Arbitration Association. Adahan is seeking $21,650,000 in loss of anticipated royalty payments and $500,000 for failure to pay for the delivery of special tooling. Adahan is also requesting an injunction against the Company from using the know-how or technology received from Adahan and the return of miscellaneous property. During the second quarter of fiscal 1995, the Company wrote off $500,000 related to amounts previously paid for a licensing agreement with Adahan. The Company is vigorously defending the claim. Any potential liability arising from the claim cannot be determined at this time; however, it is the opinion of the Company's legal counsel and management that the outcome of the claim will not have a material impact on the financial position of the Company.

     The Company is engaged in certain other legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation, after giving effect to insurance coverage, will have a material effect on the financial position of the Company.

14. RELATED PARTY TRANSACTIONS

     During fiscal years 1995 and 1994, the Company paid $246,400 and $224,000, respectively, in legal fees to a law firm of which a senior partner also serves on the Company's Board of Directors.

15. SUBSEQUENT EVENT

     On June 1, 1995, the Company acquired certain assets, consisting primarily of inventory, fixed assets, receivables and certain intangibles of the sleep diagnostics division of CNS, Inc. The purchase price of $5.7 million included $2.3 million in cash, $3.1 million in notes payable and the assumption of $294,000 in liabilities.

     The acquisition will be accounted for as a purchase and, accordingly, the net assets and results of operations will be included in the fiscal year 1996 financial statements from the date of acquisition.

                            AEQUITRON MEDICAL, INC.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                            -----------------------------------------------------
                                             JULY 31      OCTOBER 31     JANUARY 31     APRIL 30
                                            ---------     ----------     ----------     ---------
Fiscal year 1995:
  Net sales.............................    $8,104,400    $8,057,900     $7,298,900     $7,341,100
  Cost of sales.........................    3,637,400      3,685,200      3,363,000      3,197,400
                                            ---------     ----------     ----------      ---------
  Gross profit..........................    4,467,000      4,372,700      3,935,900      4,143,700
  Net income............................    $ 583,400     $  337,300     $  478,000     $  454,000
                                            =========      =========      =========      =========
  Net income per common share...........         $.12           $.06           $.09           $.09
                                            =========      =========      =========      =========
Fiscal year 1994:
  Net sales.............................    $5,578,100    $6,800,500     $6,864,200     $7,067,400
  Cost of sales.........................    3,082,600      3,193,400      3,274,000      3,469,300
                                            ---------     ----------     ----------      ---------
  Gross profit..........................    2,495,500      3,607,100      3,590,200      3,598,100
  (Loss) income before cumulative effect
     of change in accounting for income
     taxes..............................     (662,600)       341,700        383,800        312,900
  Cumulative effect of change in
     accounting for income taxes........       92,600             --             --             --
                                            ---------     ----------     ----------      ---------
Net (loss) income(1)....................    $(755,200)    $  341,700     $  383,800     $  312,900
                                            =========      =========      =========      =========
Fiscal year 1994:
  Earnings (loss) per share:
  Before cumulative effect of change in
     accounting for income taxes........        $(.14)          $.07           $.08           $.07
  Cumulative effect of change in
     accounting for income taxes........         (.02)            --             --             --
                                            ---------     ----------     ----------      ---------
Net (loss) income per common share(1)...        $(.16)          $.07           $.08           $.07
                                            =========      =========      =========      =========

- ---------------

(1) First quarter results include a charge of $750,000 resulting from the disposal of the oxygen concentrator line (see Note 3). This charge reduced net income by $.10 per share. Net income also includes a charge of $92,600 or $.02 per share for the cumulative effect of a change in the accounting for income taxes.

     Fourth quarter results include a change in estimate of $37,100 relating to the disposal disposal of the oxygen concentrator line.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     The information required by Item 10 concerning the executive officers of the Company is submitted in a separate section of Part I of this Report.

     Additional information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A which involves the election of directors and will be filed with the Commission within 120 days after the end of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed or incorporated by reference as part of this Form 10-K

     1.    Financial Statements.

        Report of Independent Auditors

        Consolidated Balance Sheets --
        April 30, 1995 and 1994

        Consolidated Statements of Operations --
        Years ended April 30, 1995, 1994 and 1993

        Consolidated Statements of Shareholders' Equity --
        Years ended April 30, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows --
        Years ended April 30, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements --
        April 30, 1995

     2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report on Form 10-K:

    SCHEDULE                                      DESCRIPTION
    --------     ------------------------------------------------------------------------------
       II        Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     3. Exhibits. See "Exhibit Index" on the page of this report on Form 10-K which follows the signature page.

(b) Reports on Form 8-K

     The Company did not file a Report on Form 8-K in its last fiscal quarter of 1995.

                            AEQUITRON MEDICAL, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           COL. C
                                                  ------------------------
                                                         ADDITIONS
                                      COL. B      ------------------------
                                    ----------                  CHARGED TO       COL. D            COL. E
             COL. A                 BALANCE AT    CHARGED TO      OTHER       -------------    --------------
- ---------------------------------   BEGINNING     COSTS AND     ACCOUNTS -    DEDUCTIONS -       BALANCE AT
           DESCRIPTION              OF PERIOD      EXPENSES      DESCRIBE       DESCRIBE       END OF PERIOD
- ---------------------------------   ----------    ----------    ----------    -------------    --------------
Year ended April 30, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................    $ 200,500     $144,900                     $(101,900)        $243,500
     Reserve for obsolescence....      209,000       98,600                       (72,600)         235,000
                                    ----------    ----------                  -------------    --------------
                                     $ 409,500     $243,500                     $(174,500)        $478,500
                                      ========     ========                    ==========      ===========
  Product warranty liability.....    $ 279,800     $288,000                     $(179,300)        $388,500
                                      ========     ========                    ==========      ===========
  Accrued product liability and
     professional costs..........    $ 531,500     $370,000                     $(637,000)        $264,500
                                      ========     ========                    ==========      ===========
Year ended April 30, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................    $ 185,800     $154,900                     $(140,200)        $200,500
     Reserve for obsolescence....      174,000      199,700                      (164,700)         209,000
                                    ----------    ----------                  -------------    --------------
                                     $ 359,800     $354,600                     $(304,900)        $409,500
                                      ========     ========                    ==========      ===========
  Product warranty liability.....    $ 183,900     $382,100                     $(286,200)        $279,800
                                      ========     ========                    ==========      ===========
  Accrued product liability and
     professional costs..........    $ 161,500     $787,200                     $(417,200)        $531,500
                                      ========     ========                    ==========      ===========
Year ended April 30, 1993:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................    $ 159,000     $110,800                     $ (84,000)        $185,800
     Reserve for obsolescence....      251,000      210,600                      (287,600)         174,000
                                    ----------    ----------                  -------------    --------------
                                     $ 410,000     $321,400                     $(371,600)        $359,800
                                      ========     ========                    ==========      ===========
  Product warranty liability.....    $ 256,700     $232,200                     $(305,000)        $183,900
                                      ========     ========                    ==========      ===========
  Accrued product liability and
     professional costs..........    $ 227,500     $352,100                     $(418,100)        $161,500
                                      ========     ========                    ==========      ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 1995
                                          AEQUITRON MEDICAL, INC.   "Company"

                                          /s/ JAMES B. HICKEY, JR.
                                          -----------------------------------
                                          James B. Hickey, Jr., President and
                                          Chief Executive Officer

                                          /s/ WILLIAM M. MILNE
                                          -----------------------------------
                                          William M. Milne, Chief Financial
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

                              (Power of Attorney)

     Each person whose signature appears below constitutes and appoints JAMES B. HICKEY, JR. and WILLIAM M. MILNE as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              SIGNATURE AND TITLE                             DATE
- -----------------------------------------------          --------------

/s/ JAMES B. HICKEY, JR.                                 July 26, 1995
- -----------------------------------------------
James B. Hickey, Jr., President,
Chief Executive Officer and
Director (Principal Executive Officer)

/s/ WILLIAM M. MILNE                                     July 26, 1995
- -----------------------------------------------
William M. Milne,
Chief Financial Officer
(Principal Financial Officer)

/s/ LAWRENCE A. LEHMKUHL                                 July 26, 1995
- -----------------------------------------------
Lawrence A. Lehmkuhl, Director

              SIGNATURE AND TITLE                             DATE
- -----------------------------------------------          --------------

/s/ DAVID B. MORSE                                       July 26, 1995
- -----------------------------------------------
David B. Morse, Director

/s/ GERALD E. RHODES                                     July 26, 1995
- -----------------------------------------------
Gerald E. Rhodes, Director

/s/ ERVIN F. KAMM, JR.                                   July 26, 1995
- -----------------------------------------------
Ervin F. Kamm, Jr., Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            AEQUITRON MEDICAL, INC.

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended April 30, 1995          Commission File Number 0-11571

    EXHIBIT REPORT                                   DESCRIPTION
    --------------    --------------------------------------------------------------------------
               3.1    Company's Restated Articles of Incorporation. Incorporated by reference from Exhibit 1 to October 31, 1987 Form 10-Q.
               3.2    Company's Bylaws, as amended. Incorporated by reference from Exhibit 3.2 to 1989 Form 10-K.
              10.1    Lease Agreement, dated June 17, 1987, between Realpro Limited Partnership and the Company relating to premises at 14800 28th Avenue North, Plymouth,
                      Minnesota, First Amendment thereto dated July 17, 1987, Second Amendment thereto dated March 4, 1988, Third Amendment thereto dated February 27,
                      1989, and Fourth Amendment thereto dated June 29, 1990.
              10.2    Aequitron Medical, Inc. 1985 Incentive Stock Option Plan, as amended.
                      Incorporated by reference to Exhibit 10.7 to the Company's 1990 Form 10-K.
                      (1)
              10.3    Aequitron Medical, Inc. 1988 Stock Option Plan. Incorporated by reference from Exhibit 10.7 to 1989 Form 10-K. (1)
              10.4    OEM Agreement between Aequitron Medical, Inc. and Dragerwerk
                      Aktiengesellschaft regarding LP6 Volume Ventilator. Incorporated by reference from Exhibit 1 to March 3, 1988 Form 8-K.
              10.5    Term Loan and Credit Agreement and related Term Note and Current Note with
                      Norwest Bank Minnesota, National Association all dated December 28, 1990.
                      Incorporated by reference to Exhibit 10.9 to the Company's 1991 Form 10-K.
              10.6    First Amendment to Term and Credit Agreement with Norwest Bank Minnesota,
                      National Association dated February 11, 1991. Incorporated by reference to
                      Exhibit 10.10 to the Company's 1991 Form 10-K.
              10.7    Second Amendment to Term Loan and Credit Agreement dated November 1, 1991 between Norwest Bank Minnesota, National Association and the Company.
                      Incorporated by reference to Exhibit 10.11 to the Company's 1992 Form
                      10-K.
              10.8    Fifth Amendment to Office/Warehouse Lease dated January 1, 1992 between
                      Realpro Limited Partnership and the Company. Incorporated by reference to
                      Exhibit 10.12 of 1993 Form 10-KSB.
              10.9    Third Amendment to Term Loan and Credit Agreement dated November 27, 1992 between Norwest Bank Minnesota, National Association and the Company.
                      Incorporated by reference to Exhibit 10.13 of 1993 Form 10-KSB.
              10.10   Fourth Amendment to Term Loan and Credit Agreement dated August 19, 1993 between Norwest Bank Minnesota, National Association and the Company.
                      Incorporated by reference to Exhibit 10.13 of 1994 Form 10-KSB.
              10.11   Second Amendment to the OEM Agreement between Aequitron Medical, Inc. and
                      Dragerwerk Aktiengesellschaft dated March 17, 1994. Incorporated by reference by Exhibit 10.14 of 1994 Form 10-KSB. (2)
              10.12   License Agreement between Aequitron Medical, Inc. and Carmeli Adahan dated
                      August 26, 1993 with respect to a compact ventilator. Incorporated by reference to Exhibit 10.15 of 1994 Form 10-KSB. (2)

    EXHIBIT REPORT                                   DESCRIPTION
    --------------    --------------------------------------------------------------------------
              10.13   Employment Agreement dated June 11, 1993 between Aequitron Medical, Inc.
                      and Mr. James B. Hickey, Jr. Incorporated by reference to Exhibit 10.16 of
                      1994 Form 10- KSB. (1)
              10.14   Employment Agreement dated September 9, 1993 between Aequitron Medical,
                      Inc. and Mr. Jeffrey A. Blair. Incorporated by reference to Exhibit 10.17 of 1994 Form 10-KSB. (1)
              10.15   Amendment dated September 22, 1993 to Aequitron Medical, Inc. 1988 Stock
                      Option Plan. Incorporated by reference to Exhibit 10.18 of 1994 Form
                      10-KSB. (1)
              10.16   Asset Purchase Agreement dated May 8, 1995 by and among Aequitron Medical,
                      Inc. and CNS, Inc. Upon the request of the Commission, the Company agrees to furnish a copy of the exhibits and schedules to the Asset Purchase
                      Agreement. Incorporated by reference to Exhibit 2.1 of Form 8-K dated June
                      1, 1995.
              10.17   Non-Competition Agreement dated May 8, 1995 by and between Dan Cohen and
                      Aequitron Medical, Inc. Incorporated by reference to Exhibit 2.2 of Form
                      8-K dated June 1, 1995.
              10.18   Term Loan and Credit Agreement dated June 1, 1995 by and between Norwest
                      Bank Minnesota, N. A. and Aequitron Medical, Inc. Incorporated by
                      reference to Exhibit 2.3 of Form 8-K dated June 1, 1995.
              10.19   Term Note from Aequitron Medical, Inc. to Norwest Bank Minnesota, N.A.
                      dated June 1, 1995 in the amount of $2,500,000. Incorporated by reference to Exhibit 2.4 of Form 8-K dated June 1, 1995.
              10.20   Security Agreement dated June 1, 1995 for Norwest Bank Minnesota, N.A. by
                      Aequitron Medical, Inc. Incorporated by reference to Exhibit 2.5 of Form
                      8-K dated June 1, 1995.
              10.21   Change in Control Employment Agreement dated December 9, 1994 between
                      James B. Hickey, Jr. and Aequitron Medical, Inc.(1)
              10.22   Change in Control Employment Agreement dated December 9, 1994 between Wil-
                      liam M. Milne and Aequitron Medical, Inc.(1)
              10.23   Change in Control Employment Agreement dated December 9, 1994 between
                      Jeffrey A. Blair and Aequitron Medical, Inc.(1)
              10.24   Change in Control Employment Agreement dated December 9, 1994 between
                      Robert C. Samec and Aequitron Medical, Inc.(1)
              10.25   Change in Control Employment Agreement dated December 9, 1994 between
                      Edson R. Weeks, III and Aequitron Medical, Inc.(1)
              10.26   Change in Control Employment Agreement dated December 30, 1994 between
                      Patricia A. Hamm and Aequitron Medical, Inc.(1)
              11      Net income per share computation.
              21      List of Subsidiaries
              23      Consent of Ernst & Young LLP
              24      Power of Attorney appointing James B. Hickey, Jr. and William M. Milne as attorneys-in-fact for the remaining persons signing this Form 10-K to sign any amendment to this Form 10-K is contained on the signature page of this
                      Form 10-K.

- ---------------

(1) Indicates a management contract.

(2) Confidential treatment was requested and received for certain portions of this document.