Form 10-Q
period 1995-07-31
AEQUITRON MEDICAL INC
filed 1995-09-14
CIK 736970

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For quarterly period ended July 31, 1995

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-11571


                     AEQUITRON MEDICAL, INC.
     (Exact name of registrant as specified in its charter)

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--4,863,950 Shares as of September 12,
1995

                              INDEX


                     AEQUITRON MEDICAL, INC.


Part I.   Financial Information                        Page No.

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets--
           July 31, 1995 and April 30, 1995.             3-4

          Condensed Consolidated Statements of
           Income for the Three Months ended
           July 31, 1995 and 1994.                         5

          Condensed Consolidated Statements of
           Cash Flows for the Three Months ended
           July 31, 1995 and 1994.                         6

          Notes to Consolidated Financial Statements
          - July 31, 1995.                                 7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   8-10


Part II.  Other Information

Item 1.   Legal Proceedings                               11

Item 2.   Changes in Securities                           11

Item 3.   Defaults Upon Senior Securities                 11

Item 4.   Submission of Matters to a Vote of
           Security Holders                               11

Item 5.   Other Information                               11

Item 6.   Exhibits and Reports on Form 8-K                11


Signatures                                                12

                PART I.  FINANCIAL INFORMATION
                     AEQUITRON MEDICAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                     July 31,          April 30,
                                     1995              1995
                                     (Unaudited)
ASSETS
Current Assets:
 Cash                                $ 1,872,100       $ 4,986,800
 Accounts receivable                   6,847,900         4,311,200
 Inventories                           4,240,600         3,071,100
 Prepaid expenses                        618,100           336,100
 Deferred income taxes                   606,100           606,100
   Total Current Assets              $14,184,800       $13,311,300

Property and equipment
 Buildings                               671,000           652,600
 Equipment                             4,326,500         3,930,900
 Leasehold improvements                   32,600            26,800
                                       5,030,100         4,610,300
Less allowances for depreciation      (3,037,600)       (2,901,400)
                                       1,992,500         1,708,900

Other Assets
 Goodwill, net of accumulated
  amortization of $2,627,900 at
  July 31, 1995 and $2,520,000
  at April 30, 1995                    3,833,700         1,789,500
 Demonstration, evaluation and
  rental equipment                     1,043,500         1,133,600
 Patents                                 689,400                 -
 Non-compete agreement                   292,900                 -
                                       5,859,500         2,923,100

Total Assets                         $22,036,800       $17,943,300

                    AEQUITRON MEDICAL, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)


                                     July 31,          April 30,
                                     1995              1995
                                     (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Note payable                        $   595,600       $         -
 Accounts payable                        982,800         1,161,100
 Employee compensation                   983,700         1,104,900
 Commissions payable                     533,500           543,200
 Other liabilities and accrued
  expenses                             1,363,500         1,075,000
 Current maturities of long-term
  debt                                   405,200            38,300
 Income taxes payable                    391,900                 -
   Total Current Liabilities           5,256,200         3,922,500

Long-term debt                         2,188,600            64,000


Shareholders' Equity:
 Preferred stock, no par value per
  share; authorized 4,000,000;
  issued and outstanding - none
 Common stock, par value $.01 per
  share; authorized 15,000,000
  shares; issued July 31, 1995--
  4,855,000 shares; April 30, 1995
  -- 4,848,500 shares                     48,600           48,500
 Additional paid-in capital            5,844,100        5,933,700
 Retained earnings                     8,699,300        7,974,600
Total shareholders' equity            14,592,000       13,956,800


Total Liabilities & Shareholders'
 Equity                              $22,036,800      $17,943,300

                             AEQUITRON MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                 Three Months Ended July 31,
                                    1995                1994
                                          % of                % of
                              Amount      Sales   Amount      Sales

Net sales                     $9,562,100  100.0%  $8,104,400  100.0%
Cost of sales                  4,266,300   44.6%   3,637,400   44.9%
Gross profit                   5,295,800   55.4%   4,467,000   55.1%


Operating Expenses:

 Selling & marketing           1,841,500   19.3%   1,546,100   19.1%
 General & administrative      1,572,300   16.5%   1,411,100   17.4%
 Research & development          739,100    7.7%     562,200    6.9%
 Other income                    (45,200)  (0.5)%     58,400   (0.7)%
  Total                        4,107,700   43.0%   3,461,000   42.7%

Income before income taxes     1,188,100   12.4%   1,006,000   12.4%

Income taxes                     463,400    4.8%     422,600    5.2%

Net income                    $  724,700    7.6%  $  583,400    7.2%

Earnings per share:

 Net income per share         $      .14          $      .12

 Weighted average number
  of shares outstanding        5,267,900           4,798,400

                      AEQUITRON MEDICAL, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                     THREE MONTHS ENDED JULY 31,
                                           1995           1994

OPERATING ACTIVITIES
 Net income                            $   724,700     $  583,400
 Adjustments to reconcile to net
  cash provided by (used in)
  operating activities:
    Depreciation                           137,600        124,000
    Amortization of goodwill and
     other intangible assets               125,600        104,000
    Provision for losses on
     accounts receivable                    45,600         44,100
    Provision for deferred
     income taxes                                0         67,500
    Change in operating assets
     and liabilities:
      Accounts receivable               (1,986,700)      (948,400)
      Inventories                          130,500        (25,400)
      Rental equipment                     390,100        151,700
      Accounts payable                    (178,300)        61,000
      Other assets and liabilities          34,000        120,100

 NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    (576,900)       282,000

INVESTING ACTIVITIES
 Purchases of property, plant
  and equipment                           (117,300)      (140,900)
 Proceeds from disposal of equipment           400              -
 Purchase of sleep diagnostic
  product line                          (4,822,900)             -
   NET CASH USED IN
    INVESTING ACTIVITIES                (4,939,800)      (140,900)

FINANCING ACTIVITIES
 Proceeds from long term borrowings      2,500,000              -
 Repayments of long term debt               (8,400)       (27,300)
 Proceeds from exercise of stock options    89,300              -
 Purchases & retirement of common stock   (178,900)             -

   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 2,402,000         13,600

   NET INCREASE (DECREASE) IN CASH      (3,114,700)       154,700

CASH AT BEGINNING OF PERIOD              4,986,800      2,375,200

CASH AT END OF PERIOD                  $ 1,872,100     $2,529,900
                    AEQUITRON MEDICAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


July 31, 1995

NOTE A--BASES OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

NOTE B--INVENTORIES

The major classes of inventories consist of the following:


                          July 31,      April 30,
                          1995          1995

Raw Materials             $2,811,400    $1,594,300
Work In Progress             994,100       854,500
Finished Goods               435,100       622,300
                          $4,240,600    $3,071,100

                    AEQUITRON MEDICAL, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations for the first quarter ended July 31, 1995, versus the first quarter ended July 31, 1994, and analysis of financial condition as of July 31, 1995 compared to the fiscal year ended April 30, 1995.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended July 31, l995, totaled $9,562,100, which represents an 18.0% increase from the $8,104,400 in net sales reported for the comparable period of the prior year. The increased sales are due in part to increased sales in the ventilator product line both domestically, as a result of a concerted sales and marketing effort, and internationally, due to larger than anticipated shipments to Germany-based Dragerwerk. Sales from the recently acquired sleep diagnostic product line also contributed to the increased sales, while sales of apnea monitors were less than expected. The Company's subsidiary, Crow River Industries, also experienced record sales for the first quarter. The Company expects international sales to level off and sleep diagnostic product sales to increase for the remainder of the fiscal year. The Company believes sales in general will remain strong for the balance of the fiscal year.


Cost of Sales

Gross margins as a percentage of net sales for the quarter ended July 31, 1995, increased to 55.4% from 55.1% for same period in fiscal 1994. The slight increase in gross margin is the result of changes in product lines with the addition of the sleep diagnostics product line. Margin levels are expected to remain at first quarter levels for the balance of the fiscal year.


Operating Expenses

Selling and marketing expenses for the quarter ended July 31, l995 increased $295,400, or 19.1%, over the first quarter of last year, representing 19.3% of net sales for the quarter ended July 31, 1995, compared to 19.1% for the comparable quarter of last year.
The increase in expenses reflects additional selling expenses incurred related to the new sleep diagnostic product line. Sales and marketing expenses as a percentage of sales are expected to increase slightly for the remainder of the fiscal year as additional costs will continue to be incurred relative to the marketing of the sleep diagnostic product line.
General and administrative expenses for the quarter ended July 31, l995, increased $161,200, or 11.4%, over the first quarter of last year. The increase in expenses reflects the costs associated with the acquisition of the sleep diagnostic product line including, amortization of goodwill, patent and covenant-not-to-compete, additional insurance and employee benefits, and additions to the human resources staff. General and administrative expenses are expected to remain at current levels for the remainder of the fiscal year.

Research and development expenses for the quarter ended July 31, l995, increased $176,900, or 31.5%, compared to the same period last year. The increase in research and development expenditures in fiscal 1995 is part of the Company's commitment to growth through expanded new product development efforts, along with the additional staff and expenses associated with the sleep diagnostic product line. Research and development expenditures may increase marginally for the balance of the fiscal year as new product development projects continue.

Interest expense for the quarter ended July 31, l995, increased by $34,800 from the first quarter of fiscal 1994 as a direct result of an additional $2,500,000 in long-term borrowings used to finance the acquisition of the sleep diagnostic product line. Other income increased $21,600 from the same period last year due to additional earnings on investments and accounts payable discounts.


Net Income

Net income for the quarter ended July 31, l995 was $724,700 which represents a $141,300 increase compared with the same period a year ago. This results in net income per share for the three months ended July 31, 1995 of $.14 compared to net per share of $.12 for the comparable period last year. The effective tax rate for the quarter ended July 31, 1995 was 39.0% compared to 42.0% for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $1,872,100 at July 31, 1995, from $4,986,800 at
April 30, 1995. Operating activities used cash of $576,900 during the first quarter ended July 31, 1995 compared to providing cash of $282,000 for the comparable prior year period. The reduction in operating cash flows resulted primarily from an increase in accounts receivable of $1,986,700 due to the significant increase in first quarter sales.
During the quarter the company paid $4,822,900 for the purchase of the sleep diagnostics product line from CNS, Inc. This purchase price was financed by a long term debt borrowing of $2,500,000, a note payable to CNS, Inc. for receivables of $595,600 and the balance in cash. The company used $8,400 to reduce long term debt and an additional $117,300 to purchase capital equipment. Capital equipment expenditures for the balance of the fiscal year are expected to be approximately $1,225,000.

The maturity date of the Company's line of credit is October 31, 1996. The Company believes that internally generated funds and existing borrowing potential will provide sufficient working capital to meet all present commitments.
                                PART II

Item 1.    Legal Proceedings

           There have been no material legal developments since the last report by the Company.

Item 2.    Changes in Securities

           No changes have been made in any registered securities.

Item 3.    Defaults on Senior Securities

           No event constituting a default has occurred with respect to any senior security of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of securities holders during the first quarter of fiscal year 1995.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 11 is filed with this Form 10-Q.

           (b) During the first quarter of fiscal 1996, the Company filed a Form 8-K dated June 1, 1995, reporting the acquisition of the sleep diagnostics business from CNS, Inc. under Item 2 and additional information under Item 5.

               This Form 8-K was amended on August 14, 1995, to provide financial statements under Item 7, including (i) financial statements of the business acquired (independent auditor's report dated July 17, 1995; audited statements of assets, liabilities and equity for the years ended December 31, 1993 and 1994, and unaudited for the period ended March 31, 1995; audited statements of operations for the years ended December 31, 1993 and 1994, and unaudited for the period ended March 31, 1995; audited statements of cash flows for the years ended December 31, 1993 and 1994, and unaudited for the period ended March 31, 1995; and notes to above financial statements); and (ii) pro forma financial information (unaudited pro forma financial statements of the Company as of April 30, 1995; unaudited pro forma consolidated balance sheets as of April 30, 1995; unaudited pro forma consolidated statement of operations for the year ended April 30, 1995; and notes to unaudited pro forma financial statements.)

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AEQUITRON MEDICAL, INC.
                                     (Registrant)



Dated:  September 13, 1995           By /s/ James B. Hickey, Jr.
                                       James B. Hickey, Jr.
                                       President and Chief
                                        Executive Officer


Dated:  September 13, l995           By /s/ William M. Milne
                                       William M. Milne
                                       Chief Financial Officer