Form 10-Q
period 1995-10-31
AEQUITRON MEDICAL INC
filed 1995-12-14
CIK 736970

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For quarterly period ended October 31, 1995

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

Common Stock, $.01 Par Value--4,885,700 Shares as of December 13,
1995

                              INDEX


                     AEQUITRON MEDICAL, INC.


Part I.   Financial Information                           Page No.

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets--
           October 31, 1995 and April 30, 1995.             3-4

          Condensed Consolidated Statements of
           Income for the Six Months ended
           October 31, 1995 and 1994.                         5

          Condensed Consolidated Statements of
           Cash Flows for the Six Months ended
           October 31, 1995 and 1994.                         6

          Notes to Condensed Consolidated Financial
          Statements - October 31, 1995.                      7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                      8-10


Part II.  Other Information

Item 1.   Legal Proceedings                                  11

Item 2.   Changes in Securities                              11

Item 3.   Defaults Upon Senior Securities                    11

Item 4.   Submission of Matters to a Vote of
           Security Holders                               11-12

Item 5.   Other Information                                  12

Item 6.   Exhibits and Reports on Form 8-K                   12


Signatures                                                   13


Exhibit 11  Computation of Per Share Earnings                14

                 PART I.  FINANCIAL INFORMATION

                     AEQUITRON MEDICAL, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                     October 31,       April 30,
                                     1995              1995
                                     (Unaudited)
ASSETS
Current Assets:
 Cash                                $ 1,950,800     $ 4,986,800
 Accounts receivable                   7,424,600       4,311,200

 Inventories                           4,259,400       3,071,100
 Prepaid expenses                        501,200         336,100
 Deferred income taxes                   642,600         606,100
   Total Current Assets              $14,778,600     $13,311,300

Property and equipment
 Buildings                               676,200         652,600
 Equipment                             4,390,100       3,930,900
 Leasehold improvements                   32,600          26,800
                                       5,098,900       4,610,300

Less allowances for depreciation      (3,186,800)     (2,901,400)
                                       1,912,100       1,708,900


Other Assets
 Goodwill, net of accumulated
  amortization of $2,753,799 at
  October 31, 1995 and $2,520,000
  at April 30, 1995                    3,716,700       1,789,500
 Demonstration, evaluation and
  rental equipment                     1,222,300       1,133,600
 Non-compete agreement                   955,600               -
                                       5,894,600       2,923,100


Total Assets                         $22,585,300     $17,943,300

                    AEQUITRON MEDICAL, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)


                                     October 31,       April 30,
                                     1995              1995
                                     (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Note payable                        $   307,100       $         -
 Accounts payable                      1,382,700         1,161,100
 Employee compensation                   888,800         1,104,900
 Commissions payable                     707,500           543,200
 Other liabilities and accrued
  expenses                             1,326,900         1,075,000
 Current maturities of long-term
  debt                                   391,800            38,300
 Income taxes payable                    103,700                 -
   Total Current Liabilities           5,108,500         3,922,500

Long-term debt                         2,090,200            64,000


Shareholders' Equity:
 Preferred stock, no par value per
  share; authorized 4,000,000;
  issued and outstanding - none
 Common stock, par value $.01 per
  share; authorized 15,000,000
  shares; issued October 31, 1995--
  4,882,700 shares; April 30, 1995
  -- 4,848,500 shares                     48,800           48,500
 Additional paid-in capital            5,925,800        5,933,700
 Retained earnings                     9,412,000        7,974,600
Total shareholders' equity            15,386,600       13,956,800


Total Liabilities & Shareholders'
 Equity                              $22,585,300      $17,943,300

                     AEQUITRON MEDICAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                     SIX MONTHS ENDED OCTOBER 31,
                                           1995           1994

OPERATING ACTIVITIES:
 Net income                             $1,437,400     $  920,700
 Adjustments to reconcile to net
  cash provided by (used in)
  operating activities:
   Depreciation                            290,200        252,600
   Amortization of goodwill and
    other intangible assets                278,100        683,000
   Provision for losses on
    accounts receivable                     47,500         44,500
   Provision for deferred
    income taxes                           (36,500)        29,700
   Loss on sale of assets                      200              -
   Changes in operating assets
    and liabilities:
     Accounts receivable                (2,863,100)      (943,700)
     Inventories                           424,200        165,900
     Rental equipment                       22,100         24,200
     Accounts payable                      221,600        140,100
     Other assets & liabilities           (155,200)       226,000

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                     (333,500)     1,543,000

INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment                           (252,700)      (267,200)
 Proceeds from disposal of equipment           500          3,300
 Purchase of sleep diagnostic
  product line                          (4,831,700)             -

NET CASH USED IN INVESTING ACTIVITIES   (5,083,900)      (263,900)

FINANCING ACTIVITIES:
 Repayments of short term debt              (7,300)             -
 Proceeds from long term borrowings      2,500,000              -
 Repayments of long term debt             (103,700)       (43,900)
 Proceeds from exercise of stock options   124,500        110,200
 Purchases & retirement of common stock   (132,100)             -

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              2,381,400         66,300

NET INCREASE (DECREASE) IN CASH         (3,036,000)     1,345,400

CASH AT BEGINNING OF PERIOD              4,986,800      2,375,200
CASH AT END OF PERIOD                   $1,950,800     $3,720,600


                                  AEQUITRON MEDICAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)

                             Three Months Ended October 31,      Six Months Ended October 31,
                            1995                    1994       1995                       1994

                                % of                 % of                  % of                  % of
                      Amount    Sales    Amount      Sales    Amount       Sales    Amount       Sales

Net sales           $9,708,500  100.0%   $8,057,900  100.0%   $19,270,600  100.0%   $16,162,300  100.0%

Cost of sales        4,436,700   45.7%    3,685,200   45.7%     8,703,000   45.2%     7,322,600   45.3%
Gross profit         5,271,800   54.3%    4,372,700   54.3%    10,567,600   54.8%     8,839,700   54.7%


Operating Expenses:

 Selling & marketing 2,010,900   20.7%    1,483,500   18.4%     3,852,500   20.0%     3,029,600   18.7%
 General & admin.    1,348,700   13.9%    1,203,300   14.9%     2,921,000   15.2%     2,614,400   16.2%
 Research & dev.       837,900    8.6%    1,241,300   15.4%     1,577,000    8.2%     1,803,400   11.2%
 Interest               79,100    0.8%       17,200    0.2%       119,100     .6%        22,500    0.1%
 Other income          (98,400)  (1.0)%     (76,000)  (0.9)%     (183,700)  (1.0)%     (139,600)  (0.5)%
  Total              4,178,200   43.0%    3,869,300   48.0%   $ 8,285,900   43.0%   $ 7,330,300    45.7%

Income before
 income taxes        1,093,600   11.3%      503,400    6.2%     2,281,700   11.8%     1,509,400     9.3%

Income taxes           380,900    4.0%      166,100    2.1%       844,300   (4.4)%      588,700     3.6%

Net income          $  712,700    7.3%   $  337,300    4.2%   $ 1,437,400    7.4%   $   920,700     5.7%

Earnings per share:

 Net income per share     $.13                 $.06                  $.27                  $.18

 Weighted average
  number of shares
  outstanding        5,453,900            5,152,400             5,364,100             5,053,000

                    AEQUITRON MEDICAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


October 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

NOTE B--INVENTORIES

The major classes of inventories consist of the following:


                          October 31,   April 30,
                          1995          1995

Raw Materials             $2,579,000    $1,594,300
Work In Progress           1,224,100       854,500
Finished Goods               456,300       622,300
                          $4,259,400    $3,071,100

                    AEQUITRON MEDICAL, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations for the second quarter ended October 31, 1995, versus the second quarter ended October 31, 1994, and analysis of financial condition as of October 31, 1995.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended October 31, l995, totaled $9,708,500, which represents a 20.5% increase from the $8,057,900 in net sales reported for the comparable period of the prior year. Sales of $19,270,600 for the current six month period represent a 19.2% increase from the $16,162,300 in net sales for the comparable period of a year ago.

The increased sales are due mostly to the newly acquired sleep diagnostic product line. In addition, sales increased in the ventilator product line both domestically, as a result of a concerted sales and marketing effort, and internationally, due to larger than anticipated shipments to Germany-based Dragerwerk and other customers. Sales of apnea monitors were less than expected. Second quarter sales of the Company's subsidiary, Crow River Industries, were at prior year levels. The Company expects international sales to level off and sleep diagnostic product sales to increase for the remainder of the fiscal year. The Company believes sales in general should remain strong for the balance of the fiscal year.


Cost of Sales

Gross margins as a percentage of net sales for the quarter ended October 31, 1995, was identical to the 54.3% reported for same period in fiscal 1994. For the six months ended October 31, 1995, gross margins increased to 54.8% from 54.7% when compared with the same period a year ago. Margin levels are expected to remain at current levels for the balance of the fiscal year.
Operating Expenses

Selling and marketing expenses for the quarter ended October 31, l995 increased $527,400, or 35.6%, over the second quarter of last year, representing 20.7% of net sales for the quarter ended October 31, 1995, compared to 18.4% for the comparable quarter of last year. On a year to date basis, selling and marketing expenses increased $822,900 and represented 20.0% of net sales for the current six months compared to 18.7% for the same period last year. The significant increase in expenses reflects the change in selling approach of the sleep diagnostics product line as this new product line is sold through direct employee sales personnel in addition to the current independent sales representatives. Sales and marketing expenses as a percentage of sales are expected to remain at current levels.

General and administrative expenses for the quarter ended October 31, l995, increased $145,400, or 12.1%, over the second quarter of last year. As a percentage of sales, expenses for the quarter decreased to 13.9%, from 14.9% for the same period last year. The decrease as a percentage of sales reflects the effect of the 20.5% increase in sales. On a year to date basis, general and administrative expenses increased $306,600 and represent 15.2% of net sales, compared to 16.2% for the comparable period last year. The increase in expenses reflects the costs associated with the addition of the sleep diagnostic product line including amortization of goodwill, patents and covenants-not-to-compete, additional insurance and employee benefits, and additions to the human resources staff. General and administrative expenses are expected to remain at current levels for the remainder of the fiscal year.

Research and development expenses for the quarter ended October 31, l995, decreased $403,400, or 32.5%, compared to the same period last year. For the six months ended October 31, 1995, expenses decreased $226,400, as compared to the first six months of fiscal 1995. As a percentage of net sales, expenses decreased to 8.6% from 15.4% for the quarter, and 8.2% from 11.2% for the current six month period. The decrease in research and development expense for the quarter reflects a one-time charge expensed during the second quarter of fiscal 1995. After taking into account such one-time charge in fiscal 1995, research and development expenditures experienced a net increase in fiscal 1996. Such increase results both from the Company's commitment to growth through expanded new product development efforts, and additional staff and expenses associated with the sleep diagnostic product line. Research and development expenditures may increase marginally for the balance of the fiscal year as new product development projects continue. Interest expense for the quarter ended October 31, l995, increased by $61,900 from the second quarter of fiscal 1995. On a year to date basis, interest expense increased $96,600, or 429.3%, from the comparable period last year. The increase for the current quarter and year to date is a direct result of an additional $2,500,000 in long-term borrowings used to finance the acquisition of the sleep diagnostic product line. Other income increased $22,400 from the same period last year due to additional earnings on investments and accounts payable discounts.


Net Income

Net income for the quarter ended October 31, l995 was $712,700 which represents a $375,400 increase compared with the same period a year ago. The increase in net income for the quarter reflects the benefit of an after tax charge of $305,000, or $.06 per share, related to the termination of a license agreement for the same quarter in fiscal 1995. Net income per share for the three months and six months ended October 31, 1995 was $.14 and $.27 per share, respectively, compared to $.06 and $.18 per share for the comparable periods last year. The effective tax rate of 37% for the six months ended October 31, 1995, was slightly lower than recent historical levels due to increased earnings which reduced the impact of non-deductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

Cash at October 31, 1995 was $1,950,800. Operating activities used cash of $333,500 during the first six months ended October 31, 1995 compared to providing cash of $1,543,000 for the comparable prior year six month period.

The reduction in operating cash flows resulted primarily from an increase in accounts receivable of $2,863,100, due primarily to new sleep diagnostic product sales and increases in other product sales. The Company paid $4,831,700 for the purchase of the sleep diagnostics product line from CNS, Inc. This purchase price was financed by a long-term debt borrowing of $2,500,000, and the balance in cash. The company used $103,700 to reduce long-term debt and an additional $252,700 to purchase capital equipment. Capital equipment expenditures for the balance of the fiscal year are expected to be approximately $790,000.

The maturity date of the Company's line of credit is October 31, 1996. The Company believes that its internally generated funds and existing borrowing potential will provide sufficient working capital to meet its commitments for the foreseeable future.
PART II

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


Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting on Tuesday, September 26,
     1995.

     Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. The following persons were elected to serve as directors of the Company, by the votes indicated, for a term of three years.

                              Number of      Number of
     Nominee                  Votes For      Votes Withheld

     James B. Hickey, Jr.      4,389,191        277,074
     Ervin F. Kamm, Jr.        4,389,191        277,074

     There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and the nominees were elected.

     Lawrence A. Lehmkuhl and David B. Morse continue as directors with terms expiring in 1996, and Mr. Gerald E. Rhodes continues as a director with his term expiring in 1997.

     The Shareholders approved the adoption of the 1995 Employee Stock Purchase Plan with 3,453,776 shares voting in favor, 115,188 shares voting against, 26,820 shares abstained and 1,047,036 (broker non-votes) lacked authority to vote on this matter.
The Shareholders also approved an amendment to the Company's
     1988 Stock Option Plan to increase the number of authorized shares from 1,100,000 to 1,600,000 with 2,486,308 shares voting in favor of approval, 930,524 shares voting against, 33,675 shares abstained and 1,047,036 (broker non-votes) lacked authority to vote on this matter.

     In addition, the Shareholders approved an amendment to increase the number of nonqualified stock options granted to non-employee directors under the formula plan with 3,720,449 shares voting in favor of approval, 781,706 shares voting against, and 33,609 shares abstained.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 11 is filed with this Form 10-Q.

     (b) No reports on Form 8-K were filed during the quarter ended October 31, 1995.
Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AEQUITRON MEDICAL, INC.
                                     (Registrant)



Dated:  December 13, 1995           By /s/ James B. Hickey, Jr.
                                       James B. Hickey, Jr.
                                       President and Chief
                                        Executive Officer


Dated:  December 13, l995           By /s/ William M. Milne
                                       William M. Milne
                                       Chief Financial Officer