Form 10-Q
period 1996-01-31
AEQUITRON MEDICAL INC
filed 1996-03-15
CIK 736970

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For quarterly period ended January 31, 1996

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

Common Stock, $.01 Par Value--4,885,700 Shares as of March 12,
1996

                              INDEX


                     AEQUITRON MEDICAL, INC.


Part I.   Financial Information                           Page No.

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets--
           January 31, 1996 and April 30, 1995.             3-4

          Condensed Consolidated Statements of
           Income for the Nine Months ended
           January 31, 1996 and 1995.                         5

          Condensed Consolidated Statements of
           Cash Flows for the Nine Months ended
           January 31, 1996 and 1995.                         6

          Notes to Condensed Consolidated Financial
          Statements - January 31, 1996.                      7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                      8-10


Part II.  Other Information

Item 1.   Legal Proceedings                                  11

Item 2.   Changes in Securities                              11

Item 3.   Defaults Upon Senior Securities                    11

Item 4.   Submission of Matters to a Vote of
           Security Holders                                  11

Item 5.   Other Information                                  11

Item 6.   Exhibits and Reports on Form 8-K                   11


Signatures                                                   12


Exhibit 11  Computation of Per Share Earnings                13

                 PART I.  FINANCIAL INFORMATION

                     AEQUITRON MEDICAL, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                     January 31,       April 30,
                                     1996              1995
                                     (Unaudited)
ASSETS
Current Assets:
 Cash                                $ 1,253,300     $ 4,986,800
 Accounts receivable                   8,075,200       4,311,200

 Inventories                           4,513,100       3,071,100
 Prepaid expenses                        582,200         336,100
 Deferred income taxes                   642,600         606,100
   Total Current Assets              $15,066,400     $13,311,300

Property and equipment
 Buildings                               699,900         652,600
 Equipment                             4,483,900       3,930,900
 Leasehold improvements                   32,600          26,800
                                       5,216,400       4,610,300

Less allowances for depreciation      (3,344,200)     (2,901,400)
                                       1,872,200       1,708,900


Other Assets
 Goodwill, net of accumulated
  amortization of $2,888,500 at
  January 31, 1996 and $2,520,000
  April 30, 1995                       3,709,100       1,789,500
 Demonstration, evaluation and
  rental equipment                     1,116,800       1,133,600
 Patents                                 708,300               -
 Non-compete agreement                   271,400               -
                                       5,805,600       2,923,100

   Total Assets                      $22,744,200      $17,943,300

                     AEQUITRON MEDICAL, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)

                                     January 31,       April 30,
                                     1996              1995
                                     (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Note payable                        $     2,800       $         -
 Accounts payable                      1,083,400         1,161,100
 Employee compensation                 1,225,800         1,104,900
 Commissions payable                     827,700           543,200
 Other liabilities and accrued
  expenses                             1,368,200         1,075,000
 Current maturities of long-term
  debt                                   390,000            38,300
 Income taxes payable                     88,200                 -
   Total Current Liabilities           4,986,100         3,922,500

Long-term debt                         1,995,700            64,000


Shareholders' Equity:
 Preferred stock, no par value per
  share; authorized 4,000,000;
  issued and outstanding - none
 Common stock, par value $.01 per
  share; authorized 15,000,000
  shares; issued January 31, 1996--
  4,885,700 shares; April 30, 1995
  -- 4,848,500 shares                     48,800           48,500
 Additional paid-in capital            5,932,200        5,933,700
 Retained earnings                     9,781,400        7,974,600
Total shareholders' equity            15,762,400       13,956,800


Total Liabilities & Shareholders'
 Equity                              $22,744,200      $17,943,300

                                AEQUITRON MEDICAL, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                NINE MONTHS ENDED JANUARY 31,
                                                      1996           1995

OPERATING ACTIVITIES:
 Net income                                       $1,806,800      $1,398,600
 Adjustments to reconcile to net
  cash provided by (used in)
  operating activities:
   Depreciation                                      445,700         364,500
   Amortization of goodwill and
    other intangible assets                          442,000         762,000
   Provision for losses on
    accounts receivable                               89,200          67,400
   Provision for deferred
    income taxes                                     (36,500)         48,100
   Loss on sale of assets                                300           9,100
   Changes in operating assets
    and liabilities:
     Accounts receivable                          (3,853,200)     (1,045,100)
     Inventories                                     132,500        (110,800)
     Rental equipment                                111,400         263,400
     Accounts payable                                (77,800)         15,800
     Other assets & liabilities                       65,700         480,000

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               (873,900)      2,253,000

INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment                                     (362,100)       (351,000)
 Proceeds from disposal of equipment                   7,400           7,500
 Purchase of sleep diagnostic
  product line                                    (4,790,000)              -

NET CASH USED IN INVESTING ACTIVITIES             (5,144,700)       (343,500)

FINANCING ACTIVITIES:
 Repayments of short term debt                       (13,800)              -
 Proceeds from long term borrowings                2,500,000               -
 Repayments of long term debt                       (199,900)        (50,100)
 Proceeds from exercise of stock options             130,900         106,100
 Purchases & retirement of common stock             (132,100)              -

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                        2,285,100          56,000

NET INCREASE (DECREASE) IN CASH                   (3,733,500)      1,965,500

CASH AT BEGINNING OF PERIOD                        4,986,800       2,375,200
CASH AT END OF PERIOD                             $1,253,300      $4,340,700

                                             AEQUITRON MEDICAL, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                   (Unaudited)

                                       Three Months Ended January 31,                 Nine Months Ended January 31,
                                        1996                    1995                     1996                   1995
                                            % of                    % of                     % of                    % of
                                  Amount    Sales         Amount    Sales         Amount     Sales        Amount     Sales

Net sales                       $9,111,400  100.0%      $7,298,900  100.0%      $28,382,000  100.0%     $23,461,200  100.0%

Cost of sales                    4,044,600   44.4%       3,363,000   46.1%       12,747,600   44.9%      10,685,600   45.5%
Gross profit                     5,066,800   55.6%       3,935,900   53.9%       15,634,400   55.1%      12,775,600   54.5%


Operating Expenses:

 Selling & marketing             2,233,200   24.5%       1,495,600   20.5%        6,085,700   21.4%       4,525,200   19.3%
 General & administrative        1,476,000   16.2%       1,148,500   15.7%        4,397,000   15.5%       3,763,000   16.0%
 Research & development            807,800    8.9%         586,900    8.0%        2,384,900    8.4%       2,390,400   10.2%
 Interest                           52,200    0.6%           1,300    0.0%          171,300     .6%          23,800    0.1%
 Other income                      (88,700)  (1.0)%        (80,000)  (1.0)%        (272,400)  (0.9)%       (219,700)  (0.9)%
  Total                          4,480,500   49.2%       3,152,300   43.2%      $12,766,500   45.0%     $10,482,700   44.7%

Income before income taxes         586,300    6.4%         783,600   10.7%        2,867,900   10.1%       2,292,900    9.8%

Income taxes                       216,800    2.4%         305,600    4.2%        1,061,100   (3.7)%        894,300    3.8%

Net income                      $  369,500    4.0%      $  478,000    6.5%      $ 1,806,800    6.4%     $ 1,398,600    6.0%

Earnings per share:

 Net income per share           $      .07              $      .09              $       .34             $       .27

 Weighted average number
  of shares outstanding          5,442,800               5,165,100                5,389,500               5,093,300

                    AEQUITRON MEDICAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


January 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

NOTE B--INVENTORIES

The major classes of inventories consist of the following:


                          January 31,   April 30,
                          1996          1995

Raw Materials             $2,795,700    $1,594,300
Work In Progress           1,287,600       854,500
Finished Goods               429,800       622,300
                          $4,513,100    $3,071,100

                    AEQUITRON MEDICAL, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of operations for the third quarter ended January 31, 1996, versus the third quarter ended January 31, 1995, and analysis of financial condition as of April 30, 1995.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended January 31, l996, totaled $9,111,400, which represents a 24.8% increase from the $7,298,900 in net sales reported for the comparable period of the prior year. Sales of $28,382,000 for the current nine months represent a 21.0% increase from the $23,461,200 in net sales for the comparable period of a year ago.

The increased sales are due in part to the newly acquired sleep diagnostic product line in addition to increased domestic ventilator sales. Sales of apnea monitors were less than expected. Third quarter sales of the Company's subsidiary, Crow River
Industries, were at prior year levels. The Company expects ventilator, Crow River and sleep diagnostic product sales to increase for the remainder of the fiscal year.


Cost of Sales

Gross margins as a percentage of net sales for the quarter ended January 31, 1996, increased to 55.6% from 53.9% for same period in fiscal 1995. For the nine months ended January 31, 1996, gross margins increased to 55.1% from 54.5% when compared with the same period a year ago. The increase in gross margin is the result of product mix and increased production efficiency and the effect of the additional sleep diagnostic product line on the fixed overhead. Margin levels are expected to remain at current levels for the balance of the fiscal year.
Operating Expenses

Selling and marketing expenses for the quarter ended January 31, l996 increased $737,600, or 49.3%, over the third quarter of last year. As a percentage of net sales, these expenses increased to 24.5% from 20.5% last year. On a year to date basis, selling and marketing expenses increased $1,560,500 and represented 21.4% of net sales for the current nine months compared to 19.3% for the same period last year. The significant increase in expenses reflects the additional cost of the sleep diagnostics product line as this product line is not only sold through the Company's current independent sales representatives but also through direct employee sales personnel. The third quarter also reflects additional expenses related to a new product introduction. Sales and marketing expenses as a percentage of sales are expected to remain at current levels for the remainder of the fiscal year.

General and administrative expenses for the quarter ended January 31, l996, increased $327,500, or 28.5%, over the third quarter of last year. As a percentage of sales, expenses for the quarter increased to 16.2%, from 15.7% for the same period last year. On a year to date basis, general and administrative expenses increased $634,000 and represent 15.5% of net sales, compared to 16.0% for the comparable period last year. The increase in expenses for the quarter is due to increased professional fees generally and costs incurred in the settlement of the Adahan litigation. The increase in expenses year to date reflects the costs associated with the addition of the sleep diagnostic product line including amortization of goodwill, patents and covenants-not-to-compete, additional insurance and employee benefits, and additions to the human resources staff. General and administrative expenses are expected to remain at current levels for the remainder of the fiscal year.

Research and development expenses for the quarter ended January 31, l996, increased $220,900, or 37.6%, compared to the same period last year. For the nine months ended January 31, 1996, expenses decreased $5,500, as compared to the first nine months of fiscal 1995. As a percentage of net sales, expenses increased to 8.9% from 8.0% for the quarter, and decreased to 8.4% from 10.2% for the current nine month period. The decrease in research and development expense year to date reflects a one-time charge expensed during the second quarter of fiscal 1995. After taking into account the one-time charge in fiscal 1995 for the cancellation of the Adahan license agreement, research and development expenditures experienced a net increase in fiscal 1996 for both the quarter and year to date. Research and development expenditures may increase marginally for the balance of the fiscal year as new product development projects continue.
Interest expense for the quarter ended January 31, l996, increased by $50,900 from the third quarter of fiscal 1995. On a year to date basis, interest expense increased $147,500, or 619.7%, from the comparable period last year. The increase for the current quarter and year to date is a direct result of an additional $2,500,000 in long-term borrowings used to finance the acquisition of the sleep diagnostic product line. Other income year to date increased $52,700 from the same period last year reflecting the additional funds available for investing activities prior to the sleep diagnostic product line acquisition and additional earnings from prompt pay discounts.


Net Income

Net income for the quarter ended January 31, l996 was $369,500 which represents a $108,500 decrease compared with the same period a year ago. Net income per share for the three months and nine months ended January 31, 1996 was $.07 and $.34 per share, respectively, compared to $.09 and $.27 per share for the comparable periods last year. The effective tax rate of 37% for the nine months ended January 31, 1996, was slightly lower than recent historical levels due to increased earnings which reduced the impact of non-deductible goodwill.


LIQUIDITY AND CAPITAL RESOURCES

Cash at January 31, 1996 was $1,253,300. Operating activities used cash of $873,900 during the first nine months ended January 31, 1996 compared to providing cash of $2,253,000 for the comparable prior year nine month period.

The reduction in operating cash flows resulted primarily from an increase in accounts receivable of $3,853,200, due to new sleep diagnostic product sales and increases in other product sales. The Company paid $4,790,000 for the purchase of the sleep diagnostics product line from CNS, Inc. This purchase price was financed by a long-term debt borrowing of $2,500,000, and the balance in cash. The company used $199,900 to reduce long-term debt and an additional $362,100 to purchase capital equipment. Capital equipment expenditures for the balance of the fiscal year are expected to be approximately $500,000.

The maturity date of the Company's line of credit is October 31, 1996. The Company believes that its internally generated funds and existing borrowing potential will provide sufficient working capital to meet its commitments for the foreseeable future.
                          PART II

Item 1. Legal Proceedings

        On December 13, 1995, the Company, through a mediation session held at the American Arbitration Association's New York, New York offices, settled the arbitration claim made against it by Adahan, Inc. of Israel related to payments under a license agreement for $45,000. The original arbitration claim asked for $22.1 million.


Item 2. Changes in Securities

        No changes have been made in any registered securities.


Item 3. Defaults on Senior Securities

        No event constituting a default has occurred with respect to any senior security of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of securities holders during the third quarter of fiscal year 1996.

Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 11 is filed with this Form 10-Q.

        (b) No reports on Form 8-K were filed during the quarter ended January 31, 1996.
Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AEQUITRON MEDICAL, INC.
                                     (Registrant)



Dated:  March 13, 1996              By /s/ James B. Hickey, Jr.
                                       James B. Hickey, Jr.
                                       President and Chief
                                        Executive Officer


Dated:  March 13, l996              By /s/ William M. Milne
                                       William M. Milne
                                       Chief Financial Officer