Form 10-K405
period 1996-04-30
AEQUITRON MEDICAL INC
filed 1996-07-29
CIK 736970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1996
                         Commission file number 0-11571

                             AEQUITRON MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                        14800 Twenty-eighth Avenue North
                          Minneapolis, Minnesota 55447
                    (Address of principal executive offices)

Incorporated under the laws of                        IRS Identification Number
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    [ x ] Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The issuer's revenues for 1996, its most recent fiscal year, were $38,447,800.

The aggregate market value of the Company's common stock held by nonaffiliates of the Company on July 23, 1996 computed at The Nasdaq National Market closing price of $7.50 was $35,785,665.

The Company has one class of equity securities outstanding: common stock, $.01 par value per share. On July 19, 1996, there were 4,940,842 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its 1996 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
Part III.

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

         In June 1995, the Company acquired a line of products and inventory for the diagnosis of sleep disorders. As a result of the acquisition, the Company now designs, manufactures and markets computer-based diagnostic devices for sleep disorders such as sleep apnea (the cessation or interruption of breathing during sleep), insomnia and narcolepsy. The products produced include (i) a sleep lab product line, SLEEPLAB(R), which records, processes and permits analysis of comprehensive sleep study data, (ii) a portable sleep staging device, the Sleep I/T(R), (iii) a portable recording device, the PolyG(R), for in-home sleep apnea testing, (iv) portable recording devices, Serena(TM) and Serena MX(TM) and (v) Matrix Sleep(TM), a Windows(R)-based sleep analysis software package.

INFANT APNEA PRODUCTS

         The Company designs, manufactures and markets monitors intended to detect central apnea, bradycardia (an abnormally low heart rate) and tachycardia (an abnormally fast heart rate) in infants. Prolonged apnea incidents are generally considered to be a contributing factor of Sudden Infant Death Syndrome ("SIDS"), commonly referred to as "Crib Death." Although it is presently impossible to predict precisely which infants are susceptible to SIDS due to apnea, it is known statistically that certain categories of infants have a higher incidence of SIDS. These categories include infants with low birth weights, premature infants, infants with siblings who have had apnea-related problems or have succumbed to SIDS, and infants who have experienced apnea episodes and survived.

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

         Since June 1990, the Company has also been selling the Model 9101 multi-channel recording and analysis system (the "Model 9101"), which is a diagnostic device designed to assist physicians in managing patients of all ages who experience breathing disorders while sleeping. A portable version of the Model 9101 was introduced in July 1991 for home or hospital use.

         The Company's infant apnea-related products and accessories accounted for approximately 18%, 27% and 28% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

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

PORTABLE COMPACT VENTILATORS

         In August 1986, the Company purchased for $6 million all the outstanding stock of Life Products, Inc. ("Life Products"), a Colorado-based corporation engaged in the manufacture and sale of portable breathing assistance devices. With the acquisition of Life Products, the Company began to manufacture a line of compact, portable breathing assistance devices and related accessories for use in home, hospital, nursing facility and patient transport settings. The devices are used to assist and monitor respiration in patients suffering from chronic obstructive pulmonary disease or breathing difficulties caused by spinal cord injuries, polio or other trauma. In June 1991, the Company introduced the Model LP10 Compact Volume Ventilator ("LP10 Ventilator"). The LP6 Plus
Ventilator ("LP6 Plus") was introduced in July 1992 to replace the Company's original LP6 Ventilator ("Original LP6"). The Company designed the LP6 Plus in order to utilize more current technology and incorporate parts and supplies which are more readily available. In July 1996, the Company introduced the Model LP20 Portable Volume Ventilator ("LP20 Ventilator").

         Traditionally, positive-pressure ventilators are one of two types: (i) intensive care unit ventilators designed for continuous use in hospitals and
(ii) portable ventilators designed for continuous use in the home, subacute settings or for transport. The LP6 Plus, LP10 Ventilators and LP20 Ventilators, like all positive pressure ventilators, force air into the patient's lungs at regular pre-set intervals and are used in all patient care settings.

         The Company believes the LP6 Plus and LP10 Ventilators are well known to dealers as state-of-the-art technology and are well established in the marketplace. The LP6 Plus and LP10 Ventilators use a microprocessor controlled system with an integrated motor, gear box and pumping process, which greatly reduces periodic maintenance intervals and improves access to the system. The LP6 Plus and LP10 Ventilator casing has a one-piece molded manifold that reduces potential for air leaks. The LP6 Plus and LP10 Ventilators have been designed for ease of operation with calibrated control knobs, an analog pressure meter and audible/visual alarms. The units are portable (32 lbs.) and have a remote alarm and remote printer accessories, as well as other accessories. The most notable features of the LP10 Ventilator include a pressure plateau valve for the pediatric market and a printer interface for recording data to assist resolution of potential problems and offer greater detail to alarm occurrences.

         The LP6 Plus and LP10 Ventilators are marketed for general use in the home; in hospitals for various uses including intensive care units, burn care units, cardio-pulmonary treatment, and patient transport; in nursing homes; in air and ground emergency transport; and in long-term acute care/subacute care facilities. The Company's principal focus has historically been home health care sales. The LP6 Plus (or its predecessor, the Original LP6) and LP10 Ventilators and accessories accounted for approximately 47%, 47% and 44% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

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

         The LP20 Ventilator, which just received FDA approval in July 1996, is very similar to the LP6 Plus and LP10 Ventilators, except that it was designed especially for subacute and acute care markets. The significant differences include a built-in nurse call system without the use of an additional interface device and differentiating low and high pressure alarms for more accurate analysis of the user's breathing condition.

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

         The   Company   currently   manufactures   and  sells   the   following
computer-based products used principally in the diagnosis of sleep related disorders.

         SLEEP LAB(R) (Sleep Disorders Laboratory Systems)

         The Company's laboratory systems are used primarily in hospital sleep labs where comprehensive sleep studies are performed. The Company's systems record EEG, EKG, eye movement, respiration, muscle activity from the chin and legs, blood oxygen level, snoring sounds, body position and penile tumescence, and stores that information on an optical disk cartridge or onto a hard disk. In addition to recording and storing the patient's physiologic data, the systems process data on-line during the recording session using the Company's proprietary software algorithms, and provide a compressed representation of the data for rapid review and analysis after the recording session has been completed. The operator reviews samples of the raw data selected from the findings in the processed data and has the ability to set parameters so that the analysis of the data can be tailored to a specific patient. In addition, the analysis software provides the user with extensive editing capabilities that allow a user to override the computer's decisions on an event-by-event basis.

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

         Serena(TM) Portable Apnea Recorder

         The Serena(TM) and the Serena Mx(TM) are portable devices used primarily to perform sleep testing on adults. There are a maximum of nine channels of physiologic data that can be recorded including pulse rate, respiratory flow, body position and limb activity. The Serena Mx(TM), in addition, records respiratory effort and tracheal sound. Both devices are battery operated and are capable of performing an analysis function without the aid of an additional computer. The products are sold both in the domestic and international markets. Apnoescreen, a brand name that covers four models, performs apnea recording and analysis and is sold in the European market only.

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

         Crow River products are installed in vans, school buses, nursing home transporters and certain municipal buses used in transportation of handicapped or mobility-impaired persons. The Company's wheelchair lifts are sold under the names Vangater(TM), Vangater(TM) II, Mini-Vangater(TM), Transgater(TM) and Ultragater(TM).

         The    lifts    are    powered    either     electro-mechanically    or
electro-hydraulically. Crow River also markets a complete line of driving assistance aids under the name Mobility Products and Design. Crow River products accounted for approximately 21%, 26% and 26% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

OTHER MATTERS

New Products and Research & Development

         The Company's research and development efforts focus primarily on developing improvements to its existing products and introducing new products in its areas. Research and development costs of $3,369,400, $2,953,700 and $1,896,600 were incurred in the fiscal years ended April 30, 1996, 1995 and 1994, respectively, for product development and improvements of existing products.

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

         As a result of the Company's acquisition of the sleep disorder diagnostic business from CNS, Inc., the Company acquired all the domestic and foreign patents and patents-pending and the U.S. trademark registrations for "SLEEPLAB", "Sleep I/T", "PolyG" granted by the United States Patent and Trademark Office. In addition, a trademark registration for Serena(TM) is pending.

         The Company also has submitted patent applications for its Vangater(TM) II and a new infant apnea monitor.

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

Competition

         Traditionally, the Company's main competitor in the production of apnea monitoring systems has been Healthdyne, Inc., which has substantially greater financial resources than the Company and which the Company believes traditionally accounted for a predominant share of the market. Since entering the market in fiscal 1983, the Company has been able to develop a significant market share, which management attributes to the reliability of its monitors (including low false alarm rates), portability and the Company's customer service, sales and support. As a result, the Company is the second largest seller of apnea memory monitors nationally. Apart from itself, Healthdyne, Inc., Corometrics Medical Systems, Inc., Arvee and Nellcor (EdenTec), the Company believes no other company has a significant market share in the apnea monitoring market.

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

         Competition within the home health care ventilator market is based upon a number of factors including product features, ease of operation, service, reliability and price. The market is competitive, and the Company faces competition from such companies as LIFECARE Services, Inc. and Bear Medical Systems, Inc. The Company believes its competitive strengths include the state-of-the-art design of its ventilators and their multiple applications, effective distribution methods and the Aequitron reputation for quality and service, including its technical support and clinical education for individuals who use and maintain the equipment.

         The apnea and ventilator industries in which the Company operates are subject to rapid technological change. Although the Company has been a leader in the apnea and ventilator industries, there can be no assurance that the Company will be able to react and adapt to any such change or that developments by competitors will not render the Company's products and services obsolete.

         Within the sleep disorder diagnostic market, the Company competes with several companies that market products designed for use in hospital-based sleep labs. Telefactor Corporation, Oxford Medilog, Inc. (EdenTec), Nicolet Instrument Corporation, Bio-Logic Systems Corp., Healthdyne Technologies, Inc. and Sensormedics, Inc. offer computerized sleep disorder diagnostic systems. Several companies, including Nellcor (EdenTec) and Healthdyne Technologies, Inc., market products that compete with the Company's portable devices. The sleep disorder diagnostic market is not believed to be the primary market served by the competitors named above.

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

         Under the Act, all medical devices are classified as Class I, Class II or Class III devices. All of the Company's products are classified as Class II devices. In general, Class II devices must comply with labeling and record-keeping requirements and are subject to other general controls. In addition to general controls, certain Class II devices may have to comply with special controls established by the FDA, and all manufacturers are subject to periodic inspection by the FDA. Class III devices must receive premarket approval from the FDA before they can be commercially distributed in the United States. Furthermore, state, local and foreign governments have adopted regulations relating to the manufacture and marketing of medical health care products. The Company believes that it is presently in material compliance with all applicable regulations.

Environmental Regulation

         The Company believes that the federal, state and local regulations relating to the protection of the environment have had no material effect upon the Company.

Employees

         The Company had approximately 277 full-time employees as of July 15, 1996, including 11 in management, 30 in administration, 160 in production, 36 in research and development and 40 in sales and marketing.

Sales and Marketing

         The Company's apnea and ventilator products are sold to home health care dealers, hospitals and hospital distributors through the Company's sales and distribution force of both independent manufacturers representatives and direct sales representatives.

         The Company markets its sleep products primarily to hospital sleep lab personnel and sleep specialty physicians. This group is believed to have the necessary expertise to effectively diagnose and treat sleep disordered patients, and is normally involved in the decision to purchase sleep diagnostic products. Portable sleep disorder diagnostic products can provide the necessary screening and postdiagnostic follow-up function, and their use may serve to expand the number of patients which may be tested for sleep disorders. The Company believes that home care providers are becoming more involved in non-sleep lab testing, and are excellent candidates to purchase portable systems.

         The Company's Crow River products are sold to independent dealers for resale to the ultimate consumers.

         The Company's marketing of its products includes advertising in appropriate medical journals, trade show attendance and direct mail campaigns.

Foreign Sales

         Prior to fiscal 1990, substantially all of the Company's sales had been generated from domestic sales of its products. In fiscal 1996, 1995 and 1994, foreign sales amounted to 13%, 12% and 11% of total sales, with Dragerwerk accounting for 5%, 5% and 4% of such sales, respectively. See also footnote 12 to the Company's 1996 Financial Statements.

         On March 3, 1988, the Company entered into an original equipment manufacturer agreement (the "Agreement") with Dragerwerk. Under the Agreement, Dragerwerk was granted the exclusive right to purchase the Original LP6 Ventilator on an original equipment manufacturer's basis for distribution in selected European countries, and non-exclusive distribution rights in other international markets. Dragerwerk agreed to develop and implement an effective program for marketing, distribution and servicing of the ventilators, to use its best efforts to promote and increase sales of the ventilators and accessory products, and to purchase all of this type of ventilator from Aequitron. The Agreement was first amended and extended through December 31, 1993. In March 1994, the Agreement was again amended. The current agreement was automatically renewed through December 31, 1996, and covers both the Company's LP6 and LP10 ventilators and offers certain volume incentives. Dragerwerk markets the ventilators under the name Drager EV800 and EV801.

Significant Customers and Suppliers

         The Company sells a substantial portion of its product to one customer (the loss of which, however, would not materially adversely impact the Company). During 1996, 1995 and 1994, sales to that customer aggregated $3.5 million, $2.8 million and $4.3 million, respectively. At April 30, 1996 and 1995, amounts due from that customer included in trade accounts receivable were $542,500 and $301,100, respectively.

Firm Backlog of Orders

         As of April 30, 1996 and 1995, the Company had a firm backlog in the amount of $1,339,500 and $1,252,700, respectively.


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

Name                      Age          Office

James B. Hickey, Jr.      43     President, Chief Executive Officer and Director

Jeffrey A. Blair          48     Senior Vice President, Sales and Marketing

Patricia A. Hamm          42     Vice President, Human Resources

William M. Milne          52     Chief Financial Officer

Robert C. Samec           43     Vice President, Quality Assurance/Regulatory
                                 Affairs

Earl H. Slee              36     Vice President, Research and Development

Edson R. Weeks, III       43     Vice President, Operations

- ------------------

         James B. Hickey, Jr. has been the President and Chief Executive Officer of the Company since June 1993. From October 1989 to June 1993, Mr. Hickey served as President of Baxter Healthcare, Inc.'s Respiratory/Anesthesia Systems Division, and, prior to October 1989, he was President of Baxter's Hospitex Division for three years.

         Jeffrey A. Blair joined the Company as Senior Vice President of Sales and Marketing in September 1993. From May 1989 through April 1993, Mr. Blair served as Senior Vice President of Sentinel Monitoring, Inc., a medical device manufacturing company based in Indianapolis. Prior to May 1989, Mr. Blair held various management positions with Glasrock Home Health Care, Inc. and Baxter Healthcare, Inc.

         Patricia A. Hamm has been with the Company since January 1995 in the position of Vice President of Human Resources. Prior to joining the Company, she held a variety of positions with First Bank System in Minneapolis, most recently as Vice President, Marketing, from August 1991 through December 1995.

         William M. Milne has served as Chief Financial Officer of the Company since August 1989 and was acting President and acting Chief Executive Officer of the Company from January 1993 to June 1993. From 1984 through July 1989, Mr. Milne was employed by The Griffin Cos., Inc. of Minneapolis, Minnesota, a real estate investment and property management firm, where he served as Vice President of Finance, Secretary and Treasurer. He was employed by Graco, Inc. of Minneapolis, Minnesota from 1974 to 1984, holding various positions including corporate tax manager and assistant treasurer.

         Robert C. Samec has been with the Company since January 1982, serving as vice president primarily in roles relating to quality assurance and regulatory affairs. Since August 1993, he has held the position of Vice President, Quality Assurance/Regulatory Affairs.

         Edson R. Weeks, III has been with the Company since May 1984 and has served as Vice President, Operations since November 1995. Prior to that, Mr. Weeks served as Vice President, Manufacturing from May 1990 to November 1995, Director of Manufacturing from September 1986 through April 1990 and Materials Manager from May 1984 to September 1986.

         Earl H. Slee joined the Company as its Vice President of Research and Development in August 1995. Prior to joining the Company, Mr. Slee was Director of Engineering for Instromedix, a medical device manufacturing company in Portland, Oregon, from July 1992 to August 1995. Mr. Slee attended Dartmouth College from September 1990 to June 1992 in its Masters of Business Administration program.


ITEM 2.           PROPERTIES

         The Company leases approximately 67,140 square feet of office, production and warehouse space in a building in suburban Minneapolis under a lease expiring on December 31, 1996. Monthly payments are currently $46,300. The Company believes there is adequate adjacent space for its short-term growth. The Company's Crow River subsidiary owns a 34,000 square foot manufacturing facility in Brooten, Minnesota. Both facilities have adequate space for the Company to conduct its current business.


ITEM 3.           LEGAL PROCEEDINGS

         Currently there are no material products liability claims pending against the Company; however, the Company believes that products liability claims are incidental to its business and the medical products industry. Generally, the Company maintains reserves for the cost of defending such claims, which, together with its products liability insurance coverage, are believed to be adequate to protect the Company against losses that could have a material adverse impact on the Company. Nevertheless, there is no assurance that future products liability claims will not be made seeking compensation significantly in excess of the Company's reserves and insurance coverage, and such claims could, if upheld in a court of law, have a material adverse impact on the Company's financial position.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Aequitron shareholders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AQTN." The following table sets forth, for the periods indicated, the high and low last sales prices.


         Fiscal 1996:                           High                   Low

         First Quarter                          6-3/4                  4-3/4
         Second Quarter                         9-1/4                  6-1/4
         Third Quarter                          8-1/2                  6-7/8
         Fourth Quarter                         8                      6-5/8

         Fiscal 1995:                           High                   Low

         First Quarter                          3-7/16                 2-3/4
         Second Quarter                         5-3/4                  2-13/16
         Third Quarter                          5-3/8                  4
         Fourth Quarter                         5-3/8                  4-1/8

Approximate Number of Holders of Common Stock

                                                    Approximate Number of
                                                    Record Holders as of
         Title of Class                             July 24, 1996

         Common Stock, $.01 par value                       726

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

ITEM 6.           SELECTED FINANCIAL DATA


                                                           Years ended April 30,

                                       1996             1995            1994              1993             1992
                                       ----             ----            ----              ----             ----

Operations Data:

Net sales                          $ 38,477,800    $ 30,802,300    $ 26,310,200       $ 26,984,900    $ 24,573,100

Gross profit                         21,253,400      16,919,300      13,290,900         13,665,200      12,478,900

Sales, general and
  administrative expenses            14,230,000      11,280,100      10,136,100         10,536,900      10,413,400

Research and development
  expenses                            3,369,400       2,953,700       1,896,600          1,680,000       1,395,000

Other (income) expense                 (132,200)       (359,700)        580,800*           (31,100)       (466,100)**

Income before income
  taxes and extraordinary
  credit and change in
  accounting principle                3,786,200       3,045,200         677,400          1,479,400       1,136,600

Income taxes                          1,375,000       1,187,600         301,600            581,400         480,900

Income before
  extraordinary credit and
  change in accounting principle      2,411,200       1,857,600         375,800            898,000         655,700

Accounting change                          --              --           (92,600)***           --              --

Net income                         $  2,411,200    $  1,857,600    $    283,200       $    898,000    $    655,700

Net income per share               $        .45    $        .36    $        .06       $        .19    $        .14

Weighted average number
  of shares outstanding               5,391,400       5,125,200       4,777,300          4,751,700       4,735,900



Balance Sheet Data:

Total assets                       $ 23,178,200    $ 17,943,300    $ 15,318,000       $ 14,773,100    $ 14,486,400

Working capital                    $ 10,517,200    $  9,388,800    $  6,770,800       $  6,519,600    $  6,123,700

Current ratio                             3.2/1           3.4/1           3.1/1              3.2/1           3.1/1

Long-term debt                     $  1,901,200    $     64,000    $     85,700       $    139,900    $    727,400

Shareholders' equity               $ 16,419,300    $ 13,956,800    $ 11,999,400       $ 11,681,000    $ 10,738,800

Book value                         $       3.35    $       2.88    $       2.50       $       2.45    $       2.26


  * Includes $712,900 charge for the disposal of the oxygen concentrator line. ** Includes $522,500 resulting from the settlement of a claim against a vendor.
*** Cumulative effect of change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Year Ended April 30, 1996 Compared to Year Ended April 30, 1995

Results of Operations

         Net sales in fiscal 1996 increased $7,675,500, or 24.9 percent from fiscal 1995. Sales increased in the ventilation and mobility product lines, and also reflect the additional sales generated by the sleep diagnostics product line acquired in June 1995. Service revenue increased while rental revenue decreased marginally from fiscal 1995. Service revenue was strong for the existing product lines and also increased due to the new product line acquisition. Rental revenue of existing products decreased as customers continue to purchase units previously being rented. The Company experienced strong sales in fiscal 1996 and expects positive sales trends to continue.

         Gross  margins for fiscal 1996  increased to 55.2  percent  compared to
54.9 percent for the prior year. This increase reflects the benefit of product mix, including the newly acquired sleep diagnostics product line, and the increased absorption of overhead due to increased volume in production. Gross margins may decrease slightly due to competition and expense increases, but should remain strong in fiscal 1997.

         Sales and  marketing  expenses  increased  $2,134,500  in  fiscal  1996 compared to fiscal 1995. The increase in expenses reflects the increase in commissions paid to the Company's manufacturers representatives as a result of the increased sales volume, as well as expenses associated with the newly acquired product line. Overall sales and marketing expenses as a percentage of sales increased to 21.8 percent in fiscal 1996 from 20.3 percent in fiscal 1995 due to the additional ongoing costs incurred to incorporate the sleep diagnostics product line. Sales and marketing expenses are expected to remain at similar levels for fiscal 1997.

         General and administrative expenses increased $815,400, or 16.2 percent, over fiscal 1995, which represents a decrease to 15.2 percent from 16.3 percent of sales in fiscal 1995. The decrease reflects the benefit of increased sales. The Company expects fiscal 1997 general and administrative expenses to be consistent with fiscal 1996 levels.

         Research and development expenses for fiscal 1996 were $415,700 higher than fiscal 1995. However, fiscal 1995 expenses include a write-off of $500,000 associated with Adahan, Inc. Excluding the write-off, research and development expenses were up $915,700, or 37.3 percent, but represent only 8.8 percent of sales compared with 9.6 percent of sales in fiscal 1995. The increase was due to additional costs to finalize several projects for FDA submittal and increased expenses due to the addition of the sleep diagnostics product line. With the Company's ongoing commitment to increase funding for product development projects, expenditures are expected to increase for fiscal 1997.

         Other income decreased by $28,400 from fiscal 1995, which is the result of a decrease in interest income with the reduction of cash due to the acquisition of the sleep diagnostics product line. Interest expense increased $199,200 from fiscal 1995 as a direct result of the increase in long-term debt used to finance the balance of the acquisition.

         The effective  tax rate for fiscal 1996  decreased to 36.3 percent from
39.0 percent for fiscal 1995. The decrease is due to the effect of non-deductible goodwill on higher earnings and the benefit of the Foreign Sales Corporation on increased international sales.

         On June 1, 1995, the Company acquired all assets, including inventory, fixed assets, receivables and certain intangibles, of the sleep diagnostics division of CNS, Inc. for $2.3 million in cash, $3.1 million in notes payable and $452,000 in liabilities. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the fiscal 1996 financial statements from the date of acquisition.

Liquidity and Capital Reserves

         Cash and cash equivalents decreased to $3,143,300 at April 30, 1996, a decrease of $1,843,500 from $4,986,800 at April 30, 1995. Operating activities provided cash of $2,020,100 during the fiscal year compared to $3,285,300 during fiscal 1995. The decrease in cash provided by operating activities during fiscal 1996 was attributable to the increase in accounts receivable of $1,825,500, coupled with a decrease in inventory of $331,200. The Company expects to make increased capital expenditures in fiscal 1997. The Company renewed its line of credit with its bank for $2,000,000 on June 1, 1995. The line of credit expires on October 30, 1996. In addition, a long-term note of $2,500,000 was obtained to purchase the sleep diagnostics product line from CNS, Inc. The Company believes that internally generated funds and existing borrowing potential will provide sufficient working capital to meet all present and anticipated commitments.

Year Ended April 30, 1995 Compared to Year Ended April 30, 1994

Results of Operations

         Net sales in fiscal 1995 increased $4,492,100, or 17.1 percent from fiscal 1994. Sales increased in the ventilation, apnea and mobility product lines. Service and rental revenue decreased from the prior year due to two major accounts converting their rental units to purchases.

         Gross  margins for fiscal 1995  increased to 54.9  percent  compared to
50.5 percent for the prior year. This increase reflects the benefit of the discontinuation of the oxygen concentrator produce line and the increased absorption of overhead due to increased volume in production.

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

         General and administrative expenses increased $731,800, or 17.1 percent, over fiscal 1994, and represented 16.3 percent of sales for both fiscal 1995 and 1994. The increase was due to increased professional fees, training costs and employee benefits.

         Research and development expenses for fiscal 1995 increased $1,057,100, or 55.7 percent, from fiscal 1994 representing an increase to 9.6 percent of sales from 7.2 percent in fiscal 1994. The increase was due in part to cancellation of a license agreement for new ventilator technology with Adahan, Inc. The balance of the increase was due to the Company's commitment to increase funding for product development projects.

         Other income increased by $225,500 from fiscal 1994 which was primarily the result of an increase in interest income on the Company's higher average cash balance. Interest expense decreased $2,100 from fiscal 1994 as a direct result of the decrease in long-term debt from fiscal 1994.

         The effective  tax rate for fiscal 1995  decreased to 39.0 percent from
44.5 percent for fiscal 1994. The decrease was due to the effect of non-deductible goodwill and the benefit of the Foreign Sales Corporation on the higher earnings for the year.

                              CAUTIONARY STATEMENTS

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company.

         Competition. The medical device industry is highly competitive and characterized by rapid technological change. Many of the Company's competitors offer more products and have substantially greater financial resources than the Company. Moreover, the medical device industry is experiencing rapid consolidation, creating larger and financially stronger companies. There can be no assurance that the Company will be able to compete with any of these larger companies many of which have significantly greater technological, financial, manufacturing and marketing resources.

         Government Regulation and Private Sector Initiatives. The Company's products are subject to the laws and regulations administered by the FDA. Additionally, government and private sector initiatives to limit the growth of health care are increasing, including price regulation and competitive pricing. Although the Company believes it can adapt to changes in government regulation and cost containment initiatives, there can be no assurance that the impact of these changes will not have a material adverse impact on the Company's financial results.

         New Product Development. The future success of the Company is dependent on its ability to continually offer new products which are acceptable to the marketplace. Any inability of the Company to develop new products could have a material and adverse impact on future revenues.

         Uncertainty of Market Acceptance of New or Acquired Products. The Company's ability to achieve acceptable revenue growth is dependent in large part on the market acceptance of recently introduced or acquired products. There is no assurance that the Company's recently introduced products will be accepted or that it will meet its revenue growth objectives.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Schedule listed below are included herein immediately following the signature page on the pages set forth:

                                                                          Page

         Report of Independent Auditors....................................F-1

         Consolidated Balance Sheets -- April 30, 1996 and 1995............F-2

         Consolidated Statements of Operations -- Years ended
         April 30, 1996, 1995 and 1994.....................................F-4

         Consolidated Statements of Shareholders' Equity --
         Years ended April 30, 1996, 1995 and 1994.........................F-5

         Consolidated Statements of Cash Flows -- Years ended
         April 30, 1996, 1995 and 1994.....................................F-6

         Notes to Consolidated Financial Statements -- April 30, 1996......F-7

         Schedule of Valuation and Qualifying Accounts and Reserves........F-18


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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed or incorporated by reference as part of this Form 10-K

         1.  Financial  Statements.   The  following  financial  statements  are
included in Part II, Item 8 of this report on Form 10-K:

         Report of Independent Auditors

         Consolidated Balance Sheets -- April 30, 1996 and 1995

         Consolidated Statements of Operations -- Years ended April 30, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -- Years ended April 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows -- Years ended April 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements -- April 30, 1996

         2. Financial  Statement  Schedules.  The following  financial statement schedule is included in Part II, Item 8 of this report on Form 10-K:

         Schedule II -- Valuation and Qualifying Accounts and Reserves

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         3. Exhibits. The following exhibits are included in this report: See "Exhibit Index to Form 10-K" beginning at page E-1 immediately following the financial statements of this Form 10-K.

(b)      Reports on Form 8-K

         The Company did not file a Report on Form 8-K in its last fiscal quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 29, 1996
                                        AEQUITRON MEDICAL, INC.       "Company"

                                        /s/ James B. Hickey, Jr.
                                        James B. Hickey, Jr., President
                                        and Chief Executive Officer


                                        /s/ William M. Milne
                                        William M. Milne, Chief
                                        Financial Officer

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

Signature and Title                                                  Date


/s/ James B. Hickey, Jr.                                         July 29, 1996
James B. Hickey, Jr., President,
Chief Executive Officer and
Director (Principal Executive Officer)


/s/ William M. Milne                                             July 29, 1996
William M. Milne, Chief
Financial Officer (Principal Financial
Officer)

/s/ Lawrence A. Lehmkuhl                                         July 29, 1996
Lawrence A. Lehmkuhl, Director


/s/ David B. Morse                                               July 29, 1996
David B. Morse, Director


/s/ Gerald E. Rhodes                                             July 29, 1996
Gerald E. Rhodes, Director


/s/ Ervin F. Kamm, Jr.                                           July 29, 1996
Ervin F. Kamm, Jr., Director

                         Report of Independent Auditors


Board of Directors
Aequitron Medical, Inc.

We have audited the accompanying consolidated balance sheets of Aequitron Medical, Inc. as of April 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aequitron Medical, Inc. at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9, in 1994 the Company changed its method of accounting for income taxes.



/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
June 12, 1996

                             Aequitron Medical, Inc.

                           Consolidated Balance Sheets



                                                                                    April 30
                                                                             1996              1995

Assets
Current assets:
   Cash and cash equivalents                                               $  3,143,300     $  4,986,800
   Accounts receivable, less allowances of $325,000
     in 1996 and $243,500 in 1995                                             6,641,600        4,311,200
   Inventories                                                                4,313,800        3,071,100
   Deferred income taxes                                                        717,300          606,100
   Prepaid expenses and other                                                   558,900          336,100
                                                                       ------------------------------------
Total current assets                                                         15,374,900       13,311,300

Property and equipment:
   Buildings                                                                    711,100          652,600
   Equipment                                                                  4,815,600        3,930,900
   Leasehold improvements                                                        42,500           26,800
                                                                       ------------------------------------
                                                                              5,569,200        4,610,300
   Less allowances for depreciation                                          (3,504,600)      (2,901,400)
                                                                       ------------------------------------
                                                                              2,064,600        1,708,900
Other assets:
   Goodwill, net of accumulated amortization of $3,017,200
     in 1996 and $2,520,000 in 1995                                           3,574,400        1,789,500
   Demonstration, evaluation and rental equipment, net
     of accumulated amortization of $757,000 in 1996
     and $749,900 in 1995                                                     1,199,800        1,133,600
   Other assets                                                                 964,500                -
                                                                       ------------------------------------
                                                                              5,738,700        2,923,100
                                                                       ====================================
   Total assets                                                             $23,178,200      $17,943,300
                                                                       ====================================




                                                                                    April 30
                                                                             1996              1995
                                                                             ----              ----

Liabilities and shareholders' equity Current liabilities:
   Accounts payable                                                        $  1,070,500     $  1,161,100
   Employee compensation                                                      1,311,900        1,104,900
   Commissions payable                                                          842,400          543,200
   Other liabilities and accrued expenses                                     1,246,400        1,075,000
   Current maturities of long-term debt                                         386,500           38,300
                                                                       ------------------------------------
Total current liabilities                                                     4,857,700        3,922,500

Long-term debt                                                                1,901,200           64,000

Shareholders' equity:
   Preferred Stock, no par value per share:
     Authorized shares - 4,000,000
     Issued and outstanding shares-none
   Common Stock, $.01 par value per share:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 4,894,700 in 1996 and 4,848,500
       in 1995                                                                   48,900           48,500
   Additional paid-in capital                                                 5,984,600        5,933,700
   Retained earnings                                                         10,385,800        7,974,600
                                                                       ------------------------------------
Total shareholders' equity                                                   16,419,300       13,956,800


                                                                       ------------------------------------
Total liabilities and shareholders' equity                                  $23,178,200      $17,943,300
                                                                       ====================================


See accompanying notes.


                             Aequitron Medical, Inc.

                        Consolidated Statements of Income


                                                                      Year ended April 30
                                                            1996             1995              1994
                                                            ----             ----              ----

Revenues:
   Product                                                $35,613,400       $28,385,100      $23,553,700
   Service                                                  2,864,400         2,417,200        2,756,500
                                                     ------------------------------------------------------
Total revenues                                             38,477,800        30,802,300       26,310,200

Cost of sales:
   Product                                                 16,296,300        13,061,600       11,943,200
   Service                                                    928,100           821,400        1,076,100
                                                     ------------------------------------------------------
Total cost of sales                                        17,224,400        13,883,000       13,019,300
                                                     ------------------------------------------------------
Gross profit                                               21,253,400        16,919,300       13,290,900

Operating expenses:
   Sales and marketing                                      8,393,000         6,258,500        5,846,300
   General and administrative                               5,837,000         5,021,600        4,289,800
   Research and development                                 3,369,400         2,953,700        1,896,600
   Disposal of oxygen concentrator line                             -                 -          712,900
                                                     ------------------------------------------------------
                                                           17,599,400        14,233,800       12,745,600
                                                     ------------------------------------------------------
Operating income                                            3,654,000         2,685,500          545,300

Other income (expense):
   Interest income                                            260,700           302,000          109,400
   Interest expense                                          (224,000)          (24,800)         (26,900)
   Other - net                                                 95,500            82,500           49,600
                                                     ------------------------------------------------------
Income before income taxes and cumulative effect of
   change in accounting principle                           3,786,200         3,045,200          677,400
Income taxes                                                1,375,000         1,187,600          301,600
                                                     ------------------------------------------------------
Income before cumulative effect of change in
   accounting principle                                     2,411,200         1,857,600          375,800
Cumulative effect of change in accounting for income
   taxes                                                            -                 -          (92,600)
                                                     ------------------------------------------------------
Net income                                                $ 2,411,200       $ 1,857,600      $   283,200
                                                     ======================================================

Earnings per common share:
   Income before cumulative effect of change in
     accounting principle                                  $.45              $.36             $.08
   Cumulative effect of change in accounting for
     income taxes                                             -                 -             (.02)
                                                     ------------------------------------------------------
Net income per common share                                $.45              $.36             $.06
                                                     ======================================================
Weighted average shares outstanding                         5,391,400         5,125,200        4,777,300
                                                     ======================================================

See accompanying notes.


                             Aequitron Medical, Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                   Additional
                                          Common Stock              Paid-In           Retained
                                      Shares          Amount         Capital          Earnings       Total
                                 -----------------------------------------------------------------------------

Balance at April 30, 1993            4,774,300    $     47,800    $  5,799,400    $  5,833,800   $ 11,681,000
   Net income                             --              --              --           283,200        283,200
   Stock options exercised               1,000            --             2,100            --            2,100
   Stock issued under employee
      stock purchase plan               17,300             100          33,000            --           33,100
                                     -------------------------------------------------------------------------

Balance at April 30, 1994            4,792,600          47,900       5,834,500       6,117,000     11,999,400
   Net income                             --              --              --         1,857,600      1,857,600
   Stock options exercised, net         57,700             700         134,100            --          134,800
   Stock issued under employee
      stock purchase plan               20,100             100          65,900            --           66,000
   Stock repurchased                   (21,900)           (200)       (100,800)           --         (101,000)
                                     -------------------------------------------------------------------------

Balance at April 30, 1995            4,848,500          48,500       5,933,700       7,974,600     13,956,800
   Net income                             --              --              --         2,411,200      2,411,200
   Stock options exercised, net         52,500             500          92,200            --           92,700
   Stock issued under employee
      stock purchase plan               17,700             100          90,500            --           90,600
   Stock repurchased                   (24,000)           (200)       (131,800)           --         (132,000)
                                     -------------------------------------------------------------------------

Balance at April 30, 1996            4,894,700    $     48,900    $  5,984,600    $ 10,385,800   $ 16,419,300
                                     =========================================================================

See accompanying notes


                             Aequitron Medical, Inc.

                      Consolidated Statements of Cash Flows


                                                                                Year ended April 30
                                                                      1996              1995             1994
                                                                -----------------------------------------------------

Operating activities
Net income                                                            $2,411,200       $1,857,600       $   283,200
Adjustments to reconcile to net cash provided by operating
   activities:
     Depreciation                                                        609,300          478,900           467,500
     Amortization of goodwill and other intangible assets                594,800          288,000           359,300
     Cumulative effect of change in accounting for income taxes                -                -            92,600
     Provision for losses on accounts receivable                          90,700          113,100           144,100
     Change in deferred income taxes                                    (111,200)          18,000          (170,600)
     Loss on sale of property and equipment                                1,400           18,800             9,700
     Payments under license agreements                                         -                -          (525,000)
     Write-off of license agreements                                           -          587,800                 -
     Changes in operating assets and liabilities:
       Accounts receivable                                            (1,825,500)        (387,700)          793,800
       Inventories                                                       331,800         (401,500)          890,500
       Rental equipment                                                   37,200           44,700           258,200
       Accounts payable                                                  (90,500)         245,200            76,200
       Other current assets and liabilities                              (29,100)         422,400           236,500
                                                                -----------------------------------------------------
Net cash provided by operating activities                              2,020,100        3,285,300         2,916,000

Investing activities
Purchases of property and equipment                                     (725,500)        (742,000)         (593,100)
Proceeds from disposals of property and equipment                          7,400            6,100            26,300
Purchase of product line                                              (5,382,200)               -                 -
                                                                -----------------------------------------------------
Net cash used in investing activities                                 (6,100,300)        (735,900)         (566,800)

Financing activities
Proceeds from short-term borrowings                                            -           16,600           394,000
Payments on short-term borrowings                                        (16,600)               -          (394,000)
Proceeds from long-term debt                                           2,500,000                -                 -
Reduction of long-term debt                                             (298,000)         (54,200)         (145,800)
Net proceeds from exercise of stock options and sale of
   common stock                                                          183,300           99,800            35,200
Purchase of common stock                                                (132,000)               -                 -
                                                                -----------------------------------------------------
Net cash provided by (used in) financing activities                    2,236,700           62,200          (110,600)
                                                                -----------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (1,843,500)       2,611,600         2,238,600
Cash and cash equivalents at beginning of year                         4,986,800        2,375,200           136,600
                                                                -----------------------------------------------------
Cash and cash equivalents at end of year                              $3,143,300       $4,986,800        $2,375,200
                                                                =====================================================

See accompanying notes.


                             Aequitron Medical, Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 1996



1. Business Activity

Aequitron Medical, Inc. designs, manufactures and markets electronic respiratory products for home healthcare, sub-acute care and hospital use and wheelchair lifts and automobile hand controls for people who face mobility challenges. The Company's principal markets are in the United States and Europe.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Aequitron Medical, Inc. and its wholly-owned subsidiary after elimination of intercompany accounts and transactions. Certain amounts for fiscal 1995 have been reclassified to conform with the fiscal 1996 financial statement presentation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

Revenues from sales are recognized when a product is shipped, from rentals as they accrue, and from service when performed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Aequitron Medical, Inc.

2. Summary of Significant Accounting Policies (continued)

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

Goodwill

Goodwill resulting from the fiscal 1987 acquisition of Life Products, Inc. is being amortized using the straight line method over fifteen years. Goodwill resulting from the current year acquisition of the Sleep diagnostics division of CNS, Inc. is being amortized using the straight-line method over ten years.
The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

Warranties

Estimated product warranty costs are provided at the time of sale of the related products.

Credit Risk

The Company is required by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," to disclose significant concentrations of credit risk regardless of the degree of such risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company requires no collateral from its customers. Historically, the Company has not incurred significant credit related losses and believes no significant credit risk exists at April 30, 1996.

During 1996, 1995 and 1994, sales to one customer aggregated $3.5 million, $2.8 million, and $4.3 million, respectively. At April 30, 1996 and 1995, amounts due from that customer included in trade accounts receivable were $542,500 and $301,100, respectively.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounting for Stock Options

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Net Income Per Share

Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares outstanding during the periods, including the dilutive effect of shares issuable under the terms of stock options and warrants.

3. Acquisition

On June 1, 1995, the Company acquired certain assets, consisting primarily of inventory, fixed assets, receivables and certain intangibles of the sleep diagnostics division of CNS, Inc. The purchase price of $5.8 million included $2.3 million in cash, $3.1 million in notes payable to a bank and the assumption of $450,000 in liabilities. The results of operations of the acquired business are included in the accompanying financial statements since the date of acquisition.

Had the acquisition occurred May 1, 1994, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows. The pro forma results do not purport to be indicative of the results of operations that would have occurred for the periods presented or of future results of operations.

                                                  Year ended April 30
                                                1996              1995
                                            --------------------------------

   Revenues                                   $38,727,800      $37,554,700
   Net income                                   2,284,400        1,363,100
   Net income per share                          $.43              $.27

4. Disposal of Oxygen Concentrator Line

In fiscal 1994, the Company recorded a $712,900 charge due to the disposal of the oxygen concentrator product line. This amount included write-offs of $311,600 for inventory, $38,300 for a covenant not to compete, and $6,900 for miscellaneous equipment. The remaining $356,100 of charges included $166,800 for severance pay, $37,300 for rework of inventory, and $152,000 for lease obligations. The charges reduced after tax earnings by $454,800 or $.10 per share. Cash payments of $48,000 and $242,300 were made on the remaining liabilities during fiscal 1995 and 1994, respectively. The remaining obligations totaling $65,800 at April 30, 1995, included in other liabilities, was paid during fiscal 1996.

5. Other Liabilities and Accrued Expenses

The significant components of other liabilities and accrued expenses are as follows:

                                                              April 30
                                                       1996              1995
                                                    ---------------------------

   Accrued product liability and professional costs  $   118,500    $   264,500
   Accrued warranty                                      464,500        388,500
   Other                                                 663,400        422,000
                                                    ---------------------------
                                                     $1,246,400      $1,075,000
                                                    ===========================

6. Inventories

The major classes of inventories consist of the following:

                                                       1996              1995
                                                    ---------------------------

   Raw materials                                     $2,600,300     $1,594,300
   Work in progress                                     959,100        854,500
   Finished goods                                       754,400        622,300
                                                    ---------------------------
                                                     $4,313,800     $3,071,100
                                                    ===========================

7. Financing Arrangements

The Company has a working capital line of credit with a bank whereby it may borrow up to $2,000,000. Any amounts outstanding under the line of credit accrue interest at the bank's fixed rate cost of funds plus 2.75%. The line of credit matures on October 30, 1996. All borrowings under the line are secured by the Company's receivables, inventories, equipment and intangibles. There were no outstanding balances with the bank under the line of credit agreement at April 30, 1996 and 1995, respectively.

8. Long-Term Debt

Long-term debt consists of the following:

                                                                                    April 30
                                                                             1996              1995

   Note payable to Norwest Bank,  prime rate plus .85%;  principal is to be paid in 26 equal quarterly installments of $92,500 with
     final payment due on June 30, 2002                                     $2,222,500        $       -

   Note payable to the City of Brooten,  Minnesota,  3.5%  interest, due in 120 monthly installments of $801 with final payment due on
     November 1, 2002.                                                          56,400           63,900

   Capital  lease  obligation,  8.7%  effective  interest  rate, due in monthly installments of $1,200 through October 1997; secured by
     equipment.                                                                  8,800           21,600

   Capital  lease  obligation,  9.0%  effective  interest  rate, due in monthly installments of $1,500 through March 1996; secured by
     equipment                                                                       -           16,800
                                                                       ------------------------------------
                                                                             2,287,700          102,300
   Less current portion                                                       (386,500)         (38,300)
                                                                       ------------------------------------
   Total long-term debt                                                     $1,901,200        $  64,000
                                                                       ====================================


Total interest paid on all short-term and long-term debt for the years ended April 30, 1996, 1995 and 1994 was $224,000, $24,800 and $26,900, respectively.

Maturities of long-term debt are as follows:

       1997                                       $386,534
       1998                                        378,036
       1999                                        378,322
       2000                                        378,618
       2001                                        370,000
       Thereafter                                  396,164

The carrying value of the Company's long-term debt approximates its fair market value.

9. Income Taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes", as of the beginning of fiscal 1994, changing its method of accounting for income taxes from the deferred method to the liability method. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No. 109 as of May 1, 1993, was to decrease net income by $92,600, or $.02 per share.

The components of the provision for income taxes attributable to income before the change in accounting principle were as follows:

                                            1996              1995
                                     ------------------------------------

   Federal                                $1,361,100       $1,071,800
   State                                     125,100           97,800
   Deferred                                 (111,200)          18,000
                                      ------------------------------------
                                          $1,375,000       $1,187,600
                                      ====================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred income tax liabilities and assets as of April 30, 1996 and 1995 were as follows:

                                                                               1996              1995
                                                                       ------------------------------------

   Deferred tax liabilities:
     Tax over book depreciation                                             $ (17,400)       $ (24,300)

   Deferred tax assets:
     Vacation accrual                                                         145,700          106,400
     Obsolescence reserve                                                      82,700           85,100
     Consignment inventory amortization                                        45,200           45,300
     Warranty reserves                                                        174,700          140,600
     Accrued product liability and professional costs                          44,500           95,800
     Bad debt reserve                                                         125,900           88,100
     Inventory capitalization                                                  57,500           43,100
     Other                                                                     58,400           26,000
                                                                       -----------------------------------
   Net deferred tax assets                                                   $717,200         $606,100
                                                                       ====================================

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                            1996             1995              1994
                                                     ------------------------------------------------------

   U.S. statutory rate                                      34.0%             34.0%            34.0%
   State taxes, net of federal tax benefit                   2.1               2.2              2.8
   Goodwill                                                  2.6               3.2             14.5
   Foreign Sales Corporation benefit                        (2.3)             (2.5)            (8.4)
   Other                                                    (0.3)              2.0              1.6
                                                     ------------------------------------------------------
   Effective tax rate                                       36.1%             38.9%            44.5%
                                                     ======================================================

Total income taxes paid during fiscal 1996, 1995 and 1994 were $1,479,300, $1,213,600 and $493,700, respectively.

10. Shareholders' Equity

The Company has stock option plans which permit the granting of incentive stock options or non-qualified options to key employees, outside directors, and members of the Scientific Advisory Board. Options are granted at 100% of market value at the date of grant. Under the terms of these plans, 1,800,000 shares have been reserved for grants. A total of 445,805 shares is available for future issuance under the plans at April 30, 1996.

                                                          Options Outstanding
                                                  ------------------------------------
                                                                Shares
                                                  ------------------------------------
                                                                                            Price
                                                        Total         Exercisable         Per Share
                                                  --------------------------------------------------------

   Balance at April 30, 1994                             750,500          211,875        $2.06 / $3.00
     Canceled                                            (41,400)         (23,000)        2.19 /  2.69
     Options becoming exercisable                              -          190,275         2.13 /  2.44
     Granted                                             140,000                -         3.25 /  4.81
     Exercised                                           (70,800)         (70,800)        2.13 /  3.00
                                                  ------------------------------------
   Balance at April 30, 1995                             778,300          308,350         2.06 /  4.81
     Canceled                                             (1,000)               -         2.12 /  2.12
     Options becoming exercisable                              -          223,875         2.06 /  8.50
     Granted                                             498,000                -         5.50 /  8.50
     Exercised                                           (60,950)         (60,950)        2.12 /  3.00
                                                  ------------------------------------
   Balance at April 30, 1996                           1,214,350          471,275        $2.06 / $8.50
                                                  ====================================

The Company has an employee stock purchase plan under which eligible employees may purchase shares of the Company's Common Stock. At April 30, 1996, 241,017 shares remain available for issuance under the plan.

11. Leases

The Company leases equipment, warehouse, office and assembly facilities under noncancelable operating leases expiring in various years through fiscal 1998. These leases, some of which are subject to renewal options, require the Company to pay all maintenance costs, insurance and real estate taxes. The Company also entered into capital leases for a copier and its computer system during fiscal 1992 and 1990, respectively, for $58,600 and $367,500. These obligations are included in long-term debt.

At April 30, 1996, future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

       1997                                       $228,900
       1998                                          2,800

Rent expense for the years ended April 30, 1996, 1995 and 1994 was $497,697, $502,400 and $670,000, respectively.

12. International Sales

The Company distributes its products to major home health care dealers outside of the United States. International (primarily Europe) sales for fiscal 1996, 1995 and 1994 were $5,751,200, $3,871,600 and $2,832,300, respectively.

13. Profit Sharing and 401(k) Plan

The Company sponsors a defined contribution benefit plan which covers virtually all employees. Under the plan, eligible employees can elect to contribute up to 15% of their annual compensation to the plan. The Company is permitted, but not required, to make a 50% matching contribution to the plan up to a maximum of 3% of each participating employee's annual compensation. The Company made matching contributions in 1996, 1995 and 1994 of $173,200, $137,000 and $114,800,
respectively.

14. Commitments and Contingencies

The Company is engaged in certain legal proceedings and claims arising in the ordinary course of its business. The ultimate liabilities, if any, which may result from these or other pending or threatened legal actions against the Company cannot be determined at this time. However, it is the opinion of management that facts known at the present time do not indicate that there is a probability that such litigation will have a material effect on the financial position of the Company.

15. Related Party Transactions

During fiscal years 1996, 1995 and 1994, the Company paid $400,500, $246,400 and $224,000, respectively, in legal fees to a law firm of which a senior partner also serves on the Company's Board of Directors.

16. Quarterly Results of Operations (Unaudited)

                                                              For the three months ended
                                                July 31       October 31     January 31       April 30
                                            ---------------------------------------------------------------

Fiscal year 1996:
   Net sales                                    $9,562,100      $9,708,500     $9,111,400    $10,095,800
   Cost of sales                                 4,266,300       4,436,700      4,044,600      4,476,800
                                            ---------------------------------------------------------------
   Gross profit                                  5,295,800       5,271,800      5,066,800      5,619,000

   Net income                                   $  724,700      $  712,700     $  369,500    $   604,300
                                            ===============================================================
   Net income per common share                    $.14           $.13           $.07            $.11
                                            ===============================================================

Fiscal year 1995:
   Net sales                                    $8,104,400      $8,057,900     $7,298,900    $ 7,341,100
   Cost of sales                                 3,637,400       3,685,200      3,363,000      3,197,400
                                            ---------------------------------------------------------------
   Gross profit                                  4,467,000       4,372,700      3,935,900      4,143,700

   Net income                                   $  583,400      $  337,300     $  478,000    $   458,900
                                            ===============================================================
   Net income per common share                    $.12           $.06           $.09            $.09
                                            ===============================================================

                             Aequitron Medical, Inc.

           Schedule II--Valuation and Qualifying Accounts and Reserves


- --------------------------------------------------------------------------------------------------------
            COL. A                      COL. B           COL. C              COL. D         COL. E
- --------------------------------------------------------------------------------------------------------
                                                         Additions
                                                  ----------------------
                                                              Charged to
                                      Balance at  Charged to  Other
                                      Beginning   Costs and   Accounts--   Deductions--    Balance at
   Description                        of Period   Expenses    Describe     Describe        End of Period
- --------------------------------------------------------------------------------------------------------

Year ended April 30, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts   $243,500   $116,600     $   --      $ 35,100        $325,000

     Reserve for obsolescence           235,000    144,300         --       159,300         220,000
                                       -------------------------------------------------------------

                                       $478,500   $260,900     $   --      $194,400        $545,000
                                       =============================================================

  Product warranty liability           $388,500   $303,700     $   --      $227,700        $464,500
                                       =============================================================

  Accrued product liability and
     professional costs                $264,500   $270,800     $   --      $416,800        $118,500
                                       =============================================================

Year ended April 30, 1995:
  Deducted from asset accounts:
     Allowance for doubtful accounts   $200,500   $144,900     $   --      $ 83,200        $243,500

     Reserve for obsolescence           209,000     98,600         --        72,600         235,000
                                       -------------------------------------------------------------

                                       $409,500   $243,500     $   --      $155,800        $478,500
                                       =============================================================

  Product warranty liability           $277,100   $288,000     $   --      $176,600        $388,500
                                       =============================================================

  Accrued product liability
     and professional costs            $531,500   $370,000     $   --      $637,000        $264,500
                                       =============================================================

Year ended April 30, 1994:
  Deducted from asset accounts:
     Allowance for doubtful accounts   $185,800   $154,900     $   --      $140,200        $200,500

     Reserve for obsolescence           174,000    199,700         --       164,700         209,000
                                       -------------------------------------------------------------

                                       $359,800   $354,600     $   --      $304,900        $409,500
                                       =============================================================

  Product warranty liability           $183,900   $382,100     $   --      $286,200        $279,800
                                       =============================================================

  Accrued product liability and
     professional costs                $161,500   $787,200     $   --      $417,200        $531,500
                                       =============================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AEQUITRON MEDICAL, INC.

                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year
ended April 30, 1996                           Commission File Number 0-11571


Exhibit                   Description

3.1 Company's Restated Articles of Incorporation. Incorporated by reference to Exhibit 1 to October 31, 1987 Form 10-Q.

3.2 Company's Bylaws, as amended. Incorporated by reference to Exhibit 3.2 to 1989 Form 10-K.

10.1 Lease Agreement, dated June 17, 1987, between Realpro Limited Partnership and the Company relating to premises at 14800 28th Avenue North, Plymouth, Minnesota, First Amendment thereto dated July 17, 1987, Second Amendment thereto dated March 4, 1988, Third Amendment thereto dated February 27, 1989, and Fourth Amendment thereto dated June 29, 1990. Incorporated by reference to Exhibit 10.1 to 1995 Form 10-K.

10.2 Aequitron Medical, Inc. 1985 Incentive Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.7 to the Company's 1990 Form 10-K. (1)

10.3     Aequitron  Medical,  Inc.  Amended and Restated 1988 Stock Option Plan.
         (1)

10.4     Aequitron Medical, Inc. 1995 Employee Stock Purchase Plan. (1)

10.5     OEM  Agreement   between   Aequitron   Medical,   Inc.  and  Dragerwerk
         Aktiengesellschaft regarding LP6 Volume Ventilator. Incorporated by reference from Exhibit 1 to March 3, 1988 Form 8-K.

10.6 Term Loan and Credit Agreement and related Term Note and Current Note with Norwest Bank Minnesota, National Association all dated December 28, 1990. Incorporated by reference to Exhibit 10.9 to the Company's 1991 Form 10-K.

10.7 First Amendment to Term and Credit Agreement with Norwest Bank Minnesota, National Association dated February 11, 1991. Incorporated by reference to Exhibit 10.10 to the Company's 1991 Form 10-K.

10.8 Second Amendment to Term Loan and Credit Agreement dated November 1, 1991 between Norwest Bank Minnesota, National Association and the Company. Incorporated by reference to Exhibit 10.11 to the Company's 1992 Form 10-K.

10.9 Fifth Amendment to Office/Warehouse Lease dated January 1, 1992 between Realpro Limited Partnership and the Company. Incorporated by reference to Exhibit 10.12 of 1993 Form 10-KSB.

10.10 Third Amendment to Term Loan and Credit Agreement dated November 27, 1992 between Norwest Bank Minnesota, National Association and the Company. Incorporated by reference to Exhibit 10.13 of 1993 Form 10-KSB.

10.11 Fourth Amendment to Term Loan and Credit Agreement dated August 19, 1993 between Norwest Bank Minnesota, National Association and the Company. Incorporated by reference to Exhibit 10.13 of 1994 Form 10-KSB.

10.12 Second Amendment to the OEM Agreement between Aequitron Medical, Inc. and Dragerwerk Aktiengesellschaft dated March 17, 1994. Incorporated by reference by Exhibit 10.14 of 1994 Form 10-KSB. (2)

10.13 Employment Agreement dated June 11, 1993 between Aequitron Medical, Inc. and Mr. James B. Hickey, Jr. Incorporated by reference to Exhibit
         10.16 of 1994 Form 10-KSB. (1)

10.14 Employment Agreement dated September 9, 1993 between Aequitron Medical, Inc. and Mr. Jeffrey A. Blair. Incorporated by reference to Exhibit
         10.17 of 1994 Form 10-KSB. (1)

10.15 Asset Purchase Agreement dated May 8, 1995 by and among Aequitron Medical, Inc. and CNS, Inc. Upon the request of the Commission, the Company agrees to furnish a copy of the exhibits and schedules to the Asset Purchase Agreement. Incorporated by reference to Exhibit 2.1 of Form 8-K dated June 1, 1995.

10.16 Non-Competition Agreement dated May 8, 1995 by and between Dan Cohen and Aequitron Medical, Inc. Incorporated by reference to Exhibit 2.2 of Form 8-K dated June 1, 1995.

10.17 Term Loan and Credit Agreement dated June 1, 1995 by and between Norwest Bank Minnesota, N. A. and Aequitron Medical, Inc. Incorporated by reference to Exhibit 2.3 of Form 8-K dated June 1, 1995.

10.18 Term Note from Aequitron Medical, Inc. to Norwest Bank Minnesota, N.A. dated June 1, 1995 in the amount of $2,500,000. Incorporated by reference to Exhibit 2.4 of Form 8-K dated June 1, 1995.

10.19 Security Agreement dated June 1, 1995 for Norwest Bank Minnesota, N.A. by Aequitron Medical, Inc. Incorporated by reference to Exhibit 2.5 of Form 8-K dated June 1, 1995.

10.20 Change in Control Employment Agreement dated December 9, 1994 between James B. Hickey, Jr. and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.21 of 1995 Form 10-K.(1)

10.21 Change in Control Employment Agreement dated December 9, 1994 between William M. Milne and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.22 of 1995 Form 10-K.(1)

10.22 Change in Control Employment Agreement dated December 9, 1994 between Jeffrey A. Blair and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.23 of 1995 Form 10-K.(1)

10.23 Change in Control Employment Agreement dated December 9, 1994 between Robert C. Samec and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.24 of 1995 Form 10-K.(1)

10.24 Change in Control Employment Agreement dated December 9, 1994 between Edson R. Weeks, III and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.25 of 1995 Form 10-K.(1)

10.25 Change in Control Employment Agreement dated December 30, 1994 between Patricia A. Hamm and Aequitron Medical, Inc. Incorporated by reference to Exhibit 10.26 of 1995 Form 10-K.(1)

10.26    Change in Control Employment  Agreement dated July 1, 1996 between Earl
         H. Slee and Aequitron Medical, Inc. (1)

11       Net Income Per Share Computation.

21 List of Subsidiaries. Incorporated by reference to Exhibit 21 of 1995 Form 10-K.

23       Consent of Ernst & Young LLP

24 Power of Attorney appointing James B. Hickey, Jr. and William M. Milne as attorneys-in-fact for the remaining persons signing this Form 10-K to sign any amendment to this Form 10-K is contained on the signature page of this Form 10-K.

27       Financial Data Schedule (filed in electronic version only)


- ------------------
(1)      Indicates a management contract.

(2) Confidential treatment was requested and received for certain portions of this document.