Form 10-K405/A
period 1996-04-30
AEQUITRON MEDICAL INC
filed 1996-08-28
CIK 736970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.        Yes [ x ]     No [  ]

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

     This Amendment No. 1 to the Form 10-K for the year ended April 30, 1996 is being filed to amend Part III as follows:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information relating to the executive officers of the Company is set forth at the end of Part I of the Form 10-K for the year ended April 30, 1996 previously filed. The names, ages and positions with the Company of the current directors, along with information regarding their business experience for the past five years, is set forth below. The Company's Articles of Incorporation provide that the Board of Directors be divided into three classes, with each class being as equal in number as possible and serving staggered three-year terms, or until their successors are elected and qualified.

                                       Position with                    Director
Name                       Age         the Company                        Since

James B. Hickey, Jr.        43         President, Chief Executive         1993
                                       Officer and Director

Ervin F. Kamm, Jr.          56         Director                           1991

Lawrence A. Lehmkuhl        59         Director                           1986

David B. Morse              53         Director                           1983

Gerald E. Rhodes            54         Director                           1984


Business Experience

     James B. Hickey, Jr. has been the President and Chief Executive Officer of the Company since June 1993. From October 1989 to June 1993, Mr. Hickey served as President of Baxter Healthcare, Inc's Respiratory/Anesthesia Systems Division, and, prior to October 1989, he was President of Baxter's Hospitex Division for three years.

     Mr. Kamm has been the President and Chief Executive Officer of Digi International, a data communications company, since December 1994. From January 1988 to November 1994, Mr. Kamm was President of Norstan, Inc., a telecommunications company. Mr. Kamm was President of Plato/Wicat Systems Co., a developer of educational software, from August 1984 to December 1987. In addition, Mr. Kamm currently serves as a director of Digi International and Secure Computing Corporation.

     Mr. Lehmkuhl is currently a director of Fisher Imaging Corp. and Kera Vision, Inc. From February 1985 until April 1993, Mr. Lehmkuhl served as the President, Chief Executive Officer and Director of St. Jude Medical, and from April 1993 to February 1995, he was the Chairman of the Board of St. Jude
Medical. From 1966 to February 1985, Mr. Lehmkuhl was employed by American Hospital Supply Corporation in various capacities, most recently as President of the American Converters Division.

     Mr. Morse has been a partner with the law firm of Best & Flanagan in Minneapolis, Minnesota since 1990. Mr. Morse has practiced law in private practice since 1971. Since July 1989, Mr. Morse has served as the Company's Chairman of the Board.

     Mr. Rhodes has been the President of Ring Specialty Company, a jewelry manufacturer located in Boulder, Colorado, since January 1981. Mr. Rhodes has also served as the Secretary of the Company since July 1989.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the period from May 1, 1995 through April 30, 1996, all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1994, 1995 and 1996 to the Chief Executive Officer and the four highest paid executive officers whose total salary and bonus exceeded $100,000 based on salary and bonus earned during fiscal year 1996.

                                                                                                   Long Term Compensation
                                                                                  -------------------------------------------------
                                                                                                 Awards                 Payouts
                                                                                  -------------------------------------------------
                                                                                Restricted  Securities    LTIP        All Other
Name and Principal           Fiscal                                               Stock     Underlying   Payouts        Compen-
      Position               Year                   Annual Compensation         Awards ($)  Options       ($)         sation ($)
- ----------------------       -----                                              ----------  ----------    -----       ----------
                                     ------------------------------------------
                                        Salary ($)       Bonus ($)    Other ($)
                                        ----------       ---------    ---------
James B. Hickey, Jr.          1996      $209,231         $57,538      $  --       $ --     150,000        $ --         $17,000(1)
President and Chief           1995       187,615         100,356         --         --      25,000          --          18,428
  Executive Officer           1994       150,385                                           275,000                      23,996

Jeffrey A. Blair              1996       139,423          38,341         --         --      45,000          --           3,859(2)
Sr. Vice President            1995       127,523          47,821         --         --      16,000          --           3,388
  Sales & Marketing           1994        76,154           9,375       20,000       --     100,000          --          30,728

William M. Milne              1996       115,322          31,159         --         --      45,000          --           3,670(2)
Chief Financial               1995       108,436          40,663         --         --      10,000          --           3,493
  Officer                     1994       102,887              --         --         --      10,000          --           9,980

Robert A. Samec               1996       100,786          26,677         --         --      45,000          --           3,238(2)
Vice President                1995        94,282          35,356         --         --      12,000          --           1,568
  Regulatory Affairs          1994        88,800              --         --         --      10,000          --              --

Edson R. Weeks, III           1996        97,769          26,887         --         --      45,000          --           3,991(2)
Vice President                1995        86,961          32,611         --         --      12,000          --           3,017
  Operations                  1994        79,700              --         --         --      10,000          --           2,949


- ------------------------------

(1) Represents forgiveness of a portion ($12,500) of a debt owed by Mr. Hickey to the Company as a result of the Company's payment of the closing expenses on his home, plus $4,500 paid by the Company pursuant to a Company match under the 401(K) Plan.

(2) Represents the amount paid by the Company pursuant to a Company match under the 401(k) Plan.

Option Grants During 1996 Fiscal Year

         The following table provides information regarding stock options granted during fiscal 1996 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.


                                              Individual Grants
                          ----------------------------------------------------------

                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                               Number of          % of Total                                                 Annual Rates of
                              Securities            Options                                                    Stock Price
                              Underlying          Granted to         Exercise or                            Appreciation for
                                Options          Employees in      Base Price         Expiration             Option Term(1)
          Name                  Granted           Fiscal Year          ($/Sh)           Date           5% ($)              10% ($)
- -------------------------   ---------------   ------------------   ---------------   -------------   ----------          ---------
James B. Hickey, Jr             125,000(2)          25.10%              $ 5.50         06/19/05        $251,545           $637,467
                                 25,000(3)           5.02%              $7.125         08/21/05        $ 91,588           $232,104

Jeffrey A. Blair                 25,000(2)           5.02%              $ 5.50         06/19/05        $ 86,472           $219,139
                                 20,000(3)           4.02%              $7.125         08/21/05        $ 89,616           $227,107

William M. Milne                 25,000(2)           5.02%              $ 5.50         06/19/05        $ 86,472           $219,139
                                 20,000(3)           4.02%              $7.125         08/21/05        $ 89,616           $227,107

Robert C. Samec                  25,000(2)           5.02%              $ 5.50         06/19/05        $ 86,472           $219,139
                                 20,000(3)           4.02%              $7.125         08/21/05        $ 89,616           $227,107

Edson R. Weeks, III              25,000(2)           5.02%              $ 5.50         06/19/05        $ 86,472           $219,139
                                 20,000(3)           4.02%              $7.125         08/21/05        $ 89,616           $227,107

- ------------------

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods.

(2) Option becomes exercisable with respect to 20% of the shares covered thereby on July 1 of each of 1998, 1999, 2000, 2001 and 2002. The exercise price was equal to 100% of the fair market value on June 19, 1995, the date of grant.

(3) Option becomes exercisable with respect to 20% of the shares covered thereby on August 21 of each of 1996, 1997, 1998, 1999 and 2000. The exercise price was equal to 100% of the fair market value of the Common Stock on August 21, 1995, the date of grant.

Aggregated Option Exercises During 1996 Fiscal Year and Fiscal Year-End Option Values

     The following table provides information related to options exercised by the named executive officers during fiscal 1996 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                                                        Value of Unexercised
                                                                       Number of Securities            In-the-Money Options at
                                 Shares                               Underlying Unexercised               April 30, 1996
                              Acquired on           Value           Options at April 30, 1996               Exercisable/
Name                            Exercise         Realized(1)        Exercisable/Unexercisable             Unexercisable(2)
- ----                          -----------        -----------        -------------------------          -----------------------

James B. Hickey, Jr.               --                --                190,000 exercisable              $873,750 exercisable
                                                                       260,000 unexercisable           $660,624 unexercisable

Jeffrey A. Blair                 15,000            $45,938              58,200 exercisable              $255,662 exercisable
                                                                       87,800 unexercisable            $213,900 unexercisable

William M. Milne                 12,000            $40,500              23,625 exercisable              $100,093 exercisable
                                                                       60,875 unexercisable            $100,406 unexercisable


Robert A. Samec                    --                --                 23,025 exercisable               $97,668 exercisable
                                                                       62,475 unexercisable            $106,206 unexercisable

Edson R. Weeks, III              10,000            $33,750              23,025 exercisable               $97,668 exercisable
                                                                       62,475 unexercisable            $106,206 unexercisable



(1) Value is calculated based on the amount, if any, by which the closing price for the Common Stock as quoted on the Nasdaq National Market on the date of exercise exceeds the option exercise price, multiplied by the number of shares to which the exercise relates.

(2) Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company's Common Stock at April 30, 1996 as quoted on the Nasdaq National Market, multiplied by the number of shares of Common Stock underlying the option.

Employment Contracts and Termination of Employment Arrangements

         The Company has entered into an employment agreement with James B. Hickey, Jr., which, in addition to the compensation shown in the Summary Compensation Table, provides for compensation in the event Mr. Hickey's employment with the Company is terminated under certain circumstances. Upon termination of employment initiated by the Company's Board of Directors other than for cause, Mr. Hickey will receive salary and medical insurance for twelve
(12) months. Upon termination for cause, payment of severance shall be at the discretion of the Board.

         The Company also entered into an employment agreement with Jeffrey A. Blair. In addition to the compensation shown in the Summary Compensation Table, Mr. Blair has the right to six months of severance pay if the Board terminates his employment without cause.

         As described in the Compensation and Stock Option Committee Report, the Company entered into Change In Control Employment Agreements with each of James
B. Hickey, Jr., William M. Milne, Jeffrey A. Blair, Robert C. Samec, Edson R. Weeks, III, Patricia A. Hamm and Earl H. Slee. Each such Agreement provides that, following a change of control of the Company, if the executive officer is subsequently terminated without cause or voluntarily resigns within 12 months of such change of control, he or she will receive a lump sum amount equal to two times his or her current base compensation plus two times his or her target bonus under the Company's Management Incentive Plan. In addition, all options will become fully vested upon such termination or resignation and will be exercisable for three months.

Compensation of Directors

         Since 1987, the Company has paid each non-employee director an annual fee of $12,000, payable in twelve monthly installments. In addition, since April 1995, such directors also receive $1,000 for each Board meeting attended in person or $500 for attending a meeting by telephone conference. Nonemployee directors also receive an automatic annual grant of a non-qualified stock option pursuant to the 1988 Stock Option Plan on the date of the Company's annual meeting each year. Each option granted enables that director to purchase 10,000 shares of the Company's Common Stock at an option exercise price equal to the fair market value of such shares on the date the option is granted. Each option granted to a director is exercisable beginning one year after the date of grant, and will generally expire at the earlier of (i) twelve months after the optionee ceases to be a director and (ii) five years after the date of grant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Shareholders

         To the best of the Company's knowledge, the only beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock as of August 9, 1996 are listed below.

Name and Address                         Number of Shares               Percent
of Beneficial Owner                      Beneficially Owned             of Class

Heartland Advisors, Inc.                      746,150(1)                  15.1%
790 North Milwaukee Street
Milwaukee, WI  53202

Dimensional Fund Advisors Inc.                254,100(2)                   5.1%
1299 Ocean Avenue
Santa Monica, CA  90401

First Bank System, Inc.                       696,800(3)                  14.1%
c/o First Trust National Association
180 East Fifth Street
St. Paul, MN 55101

- ----------------------

(1) All shares are held for the beneficial ownership of various accounts for which Heartland Advisors, Inc. acts as fiduciary; Heartland Advisors, Inc. has sole voting power over 709,450 shares, no voting power over 36,700 shares and sole investment power over all of the shares. The Company has relied on information contained in a Schedule 13G dated February 9, 1996 from Heartland Advisors, Inc.

(2) Includes 55,700 shares owned by DFA Investment Dimensions Group Inc. and 17,600 shares owned by The DFA Investment Trust Company; the officers of both companies are also officers of Dimensional Fund Advisors Inc. and in such capacity have shared voting and dispositive power over such shares. The Company has relied on information contained in a Schedule 13G dated January 30, 1995 from Dimensional Fund Advisors, Inc. and other information available to the Company.

(3) All shares are held for the beneficial ownership of various accounts for which First Bank acts as fiduciary; First Bank has sole voting power over all of the shares, sole investment power over 663,300 shares and no investment power over 33,500 shares. The Company has relied on information in a Schedule 13G dated February 9, 1996 and subsequent information furnished by First Bank.

Management Shareholdings

         The following table provides information as of August 9, 1996 concerning the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.


Name of Director, Named Executive           Number of Shares         Percent of
Officer or Identity of Group             Beneficially Owned (1)       Class (1)

James B. Hickey, Jr.                           249,808 (2)                4.8%

Ervin F. Kamm, Jr.                              35,000 (3)                0.7%

Lawrence A. Lehmkuhl                            78,000 (4)                1.6%

David B. Morse                                  46,300 (5)                0.9%

Gerald E. Rhodes                                70,000 (6)                1.4%

Jeffrey A. Blair                                83,289 (7)                1.7%

William M. Milne                                41,195 (8)                0.8%

Robert A. Samec                                 28,100 (9)                0.6%

Edson R. Weeks, III                             50,052 (10)               1.0%

All Directors and Executive                    697,744 (11)              12.8%
   Officers as a Group (11 persons)

- -------------------

(1) Under the rules of the SEC, shares not actually outstanding are deemed to be beneficially owned by an individual if such individual has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of an individual's right to acquire them are also treated as outstanding when calculating the percent of the class owned by such individual and when determining the percent owned by any group in which the individual is included.

(2) Includes 230,000 shares which may be purchased by Mr. Hickey upon exercise of currently exercisable options.

(3) Includes 35,000 shares which may be purchased by Mr. Kamm upon exercise of currently exercisable options.

(4) Includes 35,000 shares which may be purchased by Mr. Lehmkuhl upon exercise of currently exercisable options.

(5) Includes 30,000 shares which may be purchased by Mr. Morse upon exercise of currently exercisable options, 8,000 shares held in a trust for Mr. Morse's benefit and 500 shares held by Mr. Morse's spouse for which he disclaims having voting or investment power.

(6) Includes 35,000 shares which may be purchased by Mr. Rhodes upon exercise of currently exercisable options.

(7) Includes 75,400 shares which may be purchased by Mr. Blair upon exercise of currently exercisable options.

(8) Includes 24,500 shares which may be purchased by Mr. Milne upon exercise of currently exercisable options.

(9) Includes 24,300 shares which may be purchased by Mr. Samec upon exercise of currently exercisable options.

(10) Includes 24,300 shares which may be purchased by Mr. Weeks upon exercise of currently exercisable options.

(11)     Includes  524,500  shares which may be purchased by the  directors  and
         executive   officers  of  the  Company   upon   exercise  of  currently
         exercisable options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         David B. Morse, Chairman and a director of the Company, also serves as general counsel to the Company. Mr. Morse has been a partner with the law firm of Best & Flanagan in Minneapolis, Minnesota since 1990. During the fiscal year ended April 30, 1996, Best & Flanagan billed the Company $400,500 for legal services performed for the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 27, 1996
                                        AEQUITRON MEDICAL, INC.       "Company"

                                        /s/ James B. Hickey, Jr.
                                        James B. Hickey, Jr., President
                                        and Chief Executive Officer


                                       /s/ William M. Milne
                                       William M. Milne, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Form 10-K for year ended April 30, 1996 has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature and Title                                               Date


/s/ James B. Hickey, Jr.                                      August 27, 1996
James B. Hickey, Jr., President,
Chief Executive Officer and
Director (Principal Executive Officer)


/s/ William M. Milne                                          August 27, 1996
William M. Milne, Chief Financial Officer
(Principal Financial Officer)

         *                                                    August 27, 1996
Lawrence A. Lehmkuhl, Director


         *                                                    August 27, 1996
David B. Morse, Director


         *                                                    August 27, 1996
Gerald E. Rhodes, Director


         *                                                    August 27, 1996
Ervin F. Kamm, Jr., Director


* /s/ James B. Hickey, Jr.                                    August 27, 1996
  James B. Hickey, Jr., Attorney-in-Fact
  pursuant to Power of Attorney