Form 10-Q
period 1996-07-31
AEQUITRON MEDICAL INC
filed 1996-09-16
CIK 736970

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For quarterly period ended July 31, 1996

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

Common Stock, $.01 Par Value--4,950,097 Shares as of September 12,
1996

                              INDEX


                     AEQUITRON MEDICAL, INC.


Part I.   Financial Information                           Page No.

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets--
           July 31, 1996 and April 30, 1996.                3-4

          Condensed Consolidated Statements of
           Income for the Three Months ended
           July 31, 1996 and 1995.                            5

          Condensed Consolidated Statements of
           Cash Flows for the Three Months ended
           July 31, 1996 and 1995.                            6

          Notes to Condensed Consolidated Financial
          Statements - July 31, 1996.                         7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       8-9


Part II.  Other Information

Item 1.   Legal Proceedings                                  10

Item 2.   Changes in Securities                              10

Item 3.   Defaults Upon Senior Securities                    10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                  10

Item 5.   Other Information                                  10

Item 6.   Exhibits and Reports on Form 8-K                   10


Signatures                                                   11


Exhibit 11.  Computation of Per Share Earnings               12

                PART I.  FINANCIAL INFORMATION

                     AEQUITRON MEDICAL, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     July 31,        April 30,
                                                       1996            1996
                                                    (Unaudited)
ASSETS
Current Assets:
 Cash                                              $  3,236,500    $  3,143,300
 Accounts receivable                                  6,969,800       6,641,600

 Inventories                                          4,649,400       4,313,800
 Prepaid expenses                                       908,000         717,300
 Deferred income taxes                                  717,300         558,900
   Total Current Assets                            $ 16,481,000    $ 15,374,900

Property and equipment
 Buildings                                              711,100         711,100
 Equipment                                            4,879,100       4,815,600
 Leasehold improvements                                  42,500          42,500
                                                      5,632,700       5,569,200

Less allowances for depreciation                     (3,667,300)     (3,504,600)
                                                   ------------    ------------
                                                      1,965,400       2,064,600


Other Assets
 Goodwill, net of accumulated
  amortization of $3,146,300 at
  July 31, 1996 and $3,017,200
  April 30, 1996                                      3,445,400       3,574,400
 Demonstration, evaluation and
  rental equipment                                    1,302,600       1,199,800
 Other Assets                                           942,500         964,500
                                                   ------------    ------------
                                                      5,690,500       5,738,700

   Total Assets                                    $ 24,136,900    $ 23,178,200


                    AEQUITRON MEDICAL, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)


                                                       July 31,        April 30,
                                                        1996             1996
                                                     (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                      $ 1,212,700   $ 1,070,500
 Employee compensation                                   1,060,900     1,311,900
 Commissions payable                                       720,300       842,400
 Other liabilities and accrued
  expenses                                               1,354,600     1,246,400
 Current maturities of long-term
  debt                                                     382,800       386,500
 Income taxes payable                                      236,100          --
                                                       -----------   -----------
   Total Current Liabilities                             4,967,400     4,857,700

Long-term debt                                           1,806,800     1,901,200


Shareholders' Equity:
 Preferred stock, no par value per
  share; authorized 4,000,000;
  issued and outstanding - none
 Common stock, par value $.01 per share;
  authorized  15,000,000 shares;  issued
  July 31, 1996-- 4,945,800 shares;
  April 30, 1996 -- 4,894,700 shares                        49,500        48,900
 Additional paid-in capital                              6,096,000     5,984,600
 Retained earnings                                      11,217,200    10,385,800
                                                       -----------   -----------
Total shareholders' equity                              17,362,700    16,419,300


Total Liabilities & Shareholders'
 Equity                                                $24,136,900   $23,178,200


                             AEQUITRON MEDICAL INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        Three Months Ended July 31,
                                      1996                              1995

                                            % of                             % of
                               Amount       Sales             Amount         Sales

Net sales                 $ 10,489,700      100.0%          $  9,562,100     100.0%

Cost of sales                4,768,200       45.5%             4,266,300      44.6%
                          ------------      -------         ------------     -------

Gross profit                 5,721,500       54.5%             5,295,800      55.4%


Operating Expenses:

 Selling & marketing         2,262,700       21.6%             1,841,500      19.3%
General &
  administrative             1,436,300       13.7%             1,572,300      16.5%
 Research & development        748,500        7.1%               739,100       7.7%
 Other income                  (45,600)      (0.5)%              (45,200)      0.5%
                          ------------      -------         ------------     -------
    Total                    4,401,900       41.9%             4,107,700      43.0%


Income before income
  taxes                      1,319,600       12.6%             1,188,100      10.7%

Income taxes                   488,200        4.6%               463,400       4.8%

Net income                $    831,400        8.0%          $    724,700       7.6%

Earnings per share:

 Net income per share     $        .15                      $        .14

Weighted average
 number of share
 outstanding                 5,418,100                         5,267,900


                             AEQUITRON MEDICAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JULY 31,
                                                    1996            1995

OPERATING ACTIVITIES:
 Net income                                     $   831,400    $   724,700
 Adjustments to reconcile to net
  cash provided by (used in)
  operating activities:
   Depreciation                                     167,400        137,600
   Amortization of goodwill and
    other intangible assets                         155,700        125,600
   Provision for losses on
    accounts receivable                               4,500         45,600
   Loss on sale of assets                               300              0
 Changes in operating assets and liabilities:
   Accounts receivable                             (332,700)    (1,986,700)
   Inventories                                     (335,600)       130,500
   Rental equipment                                (102,800)       390,100
   Accounts payable                                 142,200       (178,300)
   Other assets & liabilities                      (382,500)        34,000
                                                  ---------      ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               147,900       (576,900)

INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment                                     (68,600)      (117,300)
 Proceeds from disposal of equipment                   --              400
Purchase of sleep diagnostic
  product line                                         --       (4,822,900)
                                                  ---------      ---------

NET CASH USED IN
 INVESTING ACTIVITIES                               (68,600)    (4,939,800)

FINANCING ACTIVITIES:
 Proceeds from long term borrowings                    --        2,500,000
 Repayments of long term debt                       (98,100)        (8,400)
 Proceeds from exercise of stock options            112,000         89,300
 Purchases & retirement of common stock                --         (178,900)
                                                  ---------      ---------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                13,900      2,402,000

NET INCREASE (DECREASE) IN CASH                      93,200     (3,114,700)

CASH AT BEGINNING OF PERIOD                       3,143,300      4,986,800
                                                 ----------      ---------

CASH AT END OF PERIOD                           $ 3,236,500    $ 1,872,100
                                                 ----------      ---------


                    AEQUITRON MEDICAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


July 31, 1996


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.


NOTE B--INVENTORIES

The major classes of inventories consist of the following:


                          July 31,       April 30,
                            1996          1996

Raw Materials             $2,753,700    $2,600,300
Work In Progress           1,325,100       959,100
Finished Goods               570,600       754,400
                           ---------     ---------
                          $4,649,400    $4,313,800

                    AEQUITRON MEDICAL, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of operations for the first quarter ended July 31, 1996, versus the first quarter ended July 31, 1995, and analysis of financial condition as of April 30, 1996.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended July 31, l996, totaled $10,489,700, which represents a 9.7% increase from the $9,562,100 in net sales reported for the comparable period of the prior year. The increased sales are due in part to increased domestic sales in the ventilator product line, and to the acquisition of the sleep diagnostic product line in June 1995. Monitor sales were down from prior year levels, but are expected to increase in the remaining three quarters of fiscal 1997. The Company's subsidiary, Crow River Industries, also experienced record sales for the first quarter. The Company expects international sales to approximate last year's levels for the comparable quarters. The Company believes sales in general will remain strong for the balance of the fiscal year.


Cost of Sales

Gross margins as a percentage of net sales for the quarter ended July 31, 1996, decreased to 54.5% from 55.4% for same period in fiscal 1995. The slight decrease in gross margin is the result of a change in product mix from the prior year. Margin levels are expected to remain at current levels for the balance of the fiscal year.


Operating Expenses

Selling and marketing expenses for the quarter ended July 31, l996 increased $421,200, or 22.9%, over the first quarter of last year, representing 21.6% of net sales for the quarter ended July 31, 1996. The increase in expenses reflects three months of expenses for the sleep diagnostic product line compared to only two months in the prior year. Also, additional commission expense for increased domestic sales and marketing expense related to the new sleep diagnostics product line added to the increase. Sales and marketing expenses as a percentage of sales are expected to remain at current levels for the remainder of the fiscal year as additional emphasis is placed upon the marketing of the sleep diagnostic product line.

General and administrative expenses for the quarter ended July 31, l996, decreased $136,000, or 8.6%, compared to the first quarter last year. The decrease in expenses reflects a reduction in general expenses, which last year included relocation expense for a vice president and a write-off of a note receivable. General and administrative expenses are expected to remain at current levels for the remainder of the fiscal year.

Research and development expenses for the quarter ended July 31, l996, increased 9$9,400, or 1.3%, compared to the same period last year. The increase in research and development expenditures in fiscal 1996 reflects the Company's continued commitment for growth through expanded new product development efforts. Research and development expenditures may increase marginally for the balance of the fiscal year as new product development projects continue.

Interest expense for the quarter ended July 31, l996, increased $7,300 from the first quarter of fiscal 1995 as a direct result of long-term borrowings used to finance the acquisition of the sleep diagnostic product line. Other income increased $7,700 from the same period last year due to additional earnings on investments and accounts payable discounts.


Net Income

Net income for the quarter ended July 31, l996 was $831,400 which represents a $106,700 increase compared with the same period a year ago. Net income per share for the three months ended July 31, 1996 was $.15 per share, compared to $.14 per share for the comparable period last year. The effective tax rate for the quarter ended July 31, 1996, was 37% compared to 39% for the same period last year. The decreased tax rate is due to the increased effect of the Foreign Sales Corporation.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased to $3,236,500 at July 31, 1996, from $3,143,300 at April 30, 1996. Operating activities provided cash of $147,900 during the first quarter ended July 31, 1996, compared to using cash of $576,900 for the comparable prior year period. The increase in operating cash flow resulted primarily from an increase in earnings while accounts receivable, inventory and other assets increased only by amounts which were offset by increased accounts payable increase in net cash expense.

The maturity date of the Company's line of credit is October 31, 1996. The Company believes that its internally generated funds and existing borrowing potential will provide sufficient working capital to meet all present and currently anticipated commitments.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

         There have been no material legal developments since the last report by the Company.


Item 2. Changes in Securities

         No changes have been made in any registered securities.


Item 3. Defaults Upon Senior Securities

         No event constituting a default has occurred with respect to any senior security of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of securities holders during the first quarter of fiscal year 1997.


Item 5. Other Information

         On September 10, 1996, the Company announced that it had entered into a definitive merger agreement with Nellcor Puritan Bennett Incorporated ("Nellcor"), under which agreement the shareholders of the Company will receive 0.4320 a share of Nellcor common stock for each share of Aequitron common stock held by them. This is the equivalent of $10.75 a share based on the closing price on September 9, 1996. The exchange ratio is subject to adjustment based on the trading value of Nellcor common stock for the 10-day period ending on the 5th trading day prior to the special meeting of shareholders. The exchange ratio is fixed within a range between $23.14 and $26.61 per share for Nellcor common stock and is subject to a maximum ratio of 0.440. The definitive merger agreement is subject to the approval of the Company's shareholders and is subject to numerous conditions.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 11 is filed with this Form 10-Q.

             Exhibit 27 is filed with the electronic version of this Form 10-Q.

         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1996, however, a Form 8-K dated September 12, 1996, was filed to report the proposed merger with Nellcor Puritan Bennett Incorporated.


This Form 10-Q includes certain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Those risks have been specified in previous filings with the SEC. In addition, the acquisition discussed in Item 5 is subject to several conditions, including approval by shareholders of the Company, including approval by shareholders and requisite regulatory approvals.

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AEQUITRON MEDICAL, INC.
                                     (Registrant)



Dated:  September 16, 1996           By /s/ James B. Hickey, Jr.
                                      James B. Hickey, Jr.
                                      President and Chief
                                       Executive Officer


Dated:  September 16, l996           By /s/ William M. Milne
                                      William M. Milne
                                      Chief Financial Officer