Form 10-K405/A
period 1996-04-30
AEQUITRON MEDICAL INC
filed 1996-11-13
CIK 736970

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    X Yes   --- No

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

         This Amendment No. 2 to the Form 10-K for the year ended April 30, 1996 is being filed to amend Item 11 of Part III to revise the "Option Grants During 1996 Fiscal Year," which Item 11 is amended and restated as follows:

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



                                                                              Long Term Compensation
                                                                         --------------------------------
                                                                                 Awards           Payouts
Name and Principal         Fiscal                                        --------------------------------
      Position             Year             Annual Compensation          Restricted   Securities   LTIP     All Other
----------------------     -----   ------------------------------------    Stock      Underlying  Payouts   Compen-
                                   Salary ($)    Bonus ($)    Other ($)  Awards ($)    Options     ($)      sation($)
                                   ----------    ---------    ---------  ----------    -------     -----    ----------

James B. Hickey, Jr.       1996     $209,231     $ 57,538     $ --         $ --        150,000      $ --    $17,000(1)
President and Chief        1995      187,615      100,356       --           --         25,000        --     18,428
  Executive Officer        1994      150,385                                           275,000               23,996

Jeffrey A. Blair           1996      139,423       38,341       --           --         45,000        --      3,859(2)
Sr. Vice President         1995      127,523       47,821       --           --         16,000        --      3,388
  Sales & Marketing        1994       76,154        9,375      20,000        --        100,000        --     30,728

William M. Milne           1996      115,322       31,159       --           --         45,000        --      3,670(2)
Chief Financial            1995      108,436       40,663       --           --         10,000        --      3,493
  Officer                  1994      102,887           --       --           --         10,000        --      9,980

Robert A. Samec            1996      100,786       26,677       --           --         45,000        --      3,238(2)
Vice President             1995       94,282       35,356       --           --         12,000        --      1,568
  Regulatory Affairs       1994       88,800           --       --           --         10,000        --        --

Edson R. Weeks, III        1996       97,769       26,887       --           --         45,000        --      3,991(2)
Vice President             1995       86,961       32,611       --           --         12,000        --      3,017
  Operations               1994       79,700           --       --           --         10,000        --      2,949


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


                                          Individual Grants
                          -----------------------------------------------

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                            Number of        % of Total                                            Annual Rates of
                           Securities         Options                                                 Stock Price
                           Underlying        Granted to      Exercise or                           Appreciation for
                            Options         Employees in      Base Price     Expiration             Option Term(1)
          Name              Granted         Fiscal Year         ($/Sh)         Date           5% ($)           10% ($)
---------------------     ------------   ------------------  -------------   -------------   ----------       ---------

James B. Hickey, Jr.       125,000(2)             25.10%          $5.50       06/19/05       $432,365        $1,095,698
                            25,000(3)              5.02%          $7.125      08/21/05       $112,022          $283,885

Jeffrey A. Blair            25,000(2)              5.02%          $5.50       06/19/05        $86,472          $219,139
                            20,000(3)              4.02%          $7.125      08/21/05        $89,616          $227,107

William M. Milne            25,000(2)              5.02%          $5.50       06/19/05        $86,472          $219,139
                            20,000(3)              4.02%          $7.125      08/21/05        $89,616          $227,107

Robert C. Samec             25,000(2)              5.02%          $5.50       06/19/05        $86,472          $219,139
                            20,000(3)              4.02%          $7.125      08/21/05        $89,616          $227,107

Edson R. Weeks, III         25,000(2)              5.02%          $5.50       06/19/05        $86,472          $219,139
                            20,000(3)              4.02%          $7.125      08/21/05        $89,616          $227,107

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

                                                                                                        Value of Unexercised
                                                                       Number of Securities            In-the-Money Options at
                                 Shares                               Underlying Unexercised               April 30, 1996
                              Acquired on           Value           Options at April 30, 1996               Exercisable/
Name                            Exercise         Realized(1)        Exercisable/Unexercisable             Unexercisable(2)
---------------               -----------        ----------         -------------------------          -----------------------
James B. Hickey, Jr.               --                --                190,000 exercisable              $873,750 exercisable
                                                                       260,000 unexercisable           $660,624 unexercisable

Jeffrey A. Blair                 15,000            $45,938              58,200 exercisable              $255,662 exercisable
                                                                       87,800 unexercisable            $213,900 unexercisable

William M. Milne                 12,000            $40,500              23,625 exercisable              $100,093 exercisable
                                                                       60,875 unexercisable            $100,406 unexercisable


Robert A. Samec                    --                --                 23,025 exercisable               $97,668 exercisable
                                                                       62,475 unexercisable            $106,206 unexercisable

Edson R. Weeks, III              10,000            $33,750              23,025 exercisable               $97,668 exercisable
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

Dated:  November 12, 1996
                                  AEQUITRON MEDICAL, INC.       "Company"

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

Signature and Title                                           Date


/s/ James B. Hickey, Jr.                                  November 12, 1996
James B. Hickey, Jr., President,
Chief Executive Officer and
Director (Principal Executive Officer)


/s/ William M. Milne                                     November 12, 1996
William M. Milne, Chief Financial Officer
(Principal Financial Officer)

         *                                               November 12, 1996
Lawrence A. Lehmkuhl, Director


         *                                               November 12, 1996
David B. Morse, Director


         *                                               November 12, 1996
Gerald E. Rhodes, Director


         *                                               November 12, 1996
Ervin F. Kamm, Jr., Director


* /s/ James B. Hickey, Jr.                               November 12, 1996
  James B. Hickey, Jr., Attorney-in-Fact
  pursuant to Power of Attorney